Form 10-K
period 1995-12-31
INTERNATIONAL MERCANTILE CORP
filed 1997-07-17
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                              Commission File Number
    December 31, 1995                                         0-7693
-------------------------                              ----------------------


                      INTERNATIONAL MERCANTILE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Missouri                                               43-0970243
----------------------------                                  -------------
(State or other jurisdiction                                  (IRS Employer
of Incorporation of                                           Identification
Organization)                                                 Number)

7979 Old Georgetown Road, Bethesda MD                         20814
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (301) 774-6913
                                 --------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                                (Title of Class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

                             Yes             No   X
                                ------       ---------

Number of shares of Common Stock Outstanding December 31, 1995

                                   3,133,151
                                   ---------

                                    PART I

ITEM 1.                    BUSINESS

         GENERAL

         International Mercantile Corporation, a Missouri corporation ("IMC", the "Company" or "Registrant") was incorporated on March 10, 1971, for the purpose of acquiring Frontier Insurance Company ("FIC" or "Frontier") and Universal Life Holding Corporation ("ULHC" or "Universal"). IMC effected these acquisitions on August 31, 1973. IMC subsequently acquired a controlling interest in Sterling Financial Corporation ("SFC"). IMC is a holding company whose principal business as of December 31, 1995 was Home America Mortgage Company ("HAMC").

         BUSINESS OVERVIEW - FRONTIER INSURANCE COMPANY

         At December 31, 1994 Frontier was no longer issuing new business due to regulatory actions and a voluntary commitment on Frontier's part to the State of Missouri. Additionally, in the fourth quarter of 1994, Frontier entered into an Assumption/ Reinsurance Agreement with Mid-South Insurance Frontier pursuant to which Frontier transferred all policyholder liabilities, effective October 1, 1994. On November 17, 1995, the Company sold Frontier by transferring all of its stock in Frontier for full satisfaction of a note owed to two former officers of the Company, Robert and William Bruce, cancellation of consulting agreements, and cancellation of all intercompany receivables and payables. In addition, the Company transferred its accrued rights to commissions due from the former third party administrator and all of the obligations of Ventana Corporation f/k/a The C. J. Brown Corporation ("CJB") held by the Company. The Company assigned all of its rights regarding litigation against the Ventana Corporation and its officers to Frontier. As a result of this sale, the Company incurred a loss of $1,652,689.

         SALE OF INTERNATIONAL FINANCIAL SERVICES LIFE INSURANCE COMPANY

         As of January 1, 1994, FIC was the 100% owner of International Financial Services ("IFS").

         On April 15, 1994, FIC entered into a Stock Purchase Agreement (the "Agreement") with Franklin American Corporation, a Tennessee corporation ("Franklin"), pursuant to the terms of which Agreement FIC agreed to sell to Franklin, and Franklin agreed to purchase from FIC, shares (the "Shares") of the common capital stock of IFS, representing all of the issued and outstanding common stock of IFS.

         The nature and amount of the consideration to be paid to FIC by Franklin for the purchase of the Shares were as follows: The aggregate purchase price of the Shares equaled the sum of (a) the current market value of IFS' total assets as of the fifth business day prior to the closing date less IFS' total liabilities calculated on a statutory basis as of the closing date, plus (b) $1,155,000, based on FIC's providing valid licenses authorizing IFS to conduct business in 42 states. The purchase price was required to be reduced by $27,500 per state in which a valid license authorizing IFS to transact the business of insurance therein was not delivered by FIC at closing. The purchase price was to be paid by Franklin through a wire transfer from Franklin's bank to FIC's bank, which was to occur and be confirmed to FIC at the closing, subject to any required regulatory approvals.

         Payment was required for each state wherein FIC could affirm that IFS' said licenses were outstanding. If such licenses in any of the following states were not outstanding, then there was no obligation for Franklin to proceed with the purchase: North Carolina, New Mexico, Oklahoma, Nevada, Texas, Colorado, California, Pennsylvania, Arizona, Nebraska and Florida.

         The consideration paid by Franklin for the Shares was determined through arm's-length negotiations. Neither Franklin, nor any of its officers or directors, is in any way affiliated with, or related to, FIC. The Company had loss on the sale in the amount of $775,508.

         BUSINESS OVERVIEW-HOME AMERICA MORTGAGE COMPANY

         Home America Mortgage Company ("HAMC") was incorporated in 1986 under the name Realty Mortgage Company and began operations as a residential mortgage brokerage operation. Frontier purchased HAMC from CJB in October, 1992.

         HAMC's target markets were traditionally along the "I-10 Corridor" in Louisiana, primarily the cities of Lafayette, Baton Rouge, and New Orleans. Additional offices were acquired from an unrelated mortgage operation in Lake Charles and Monroe, Louisiana and Huntsville and Birmingham, Alabama in July, 1994. Dallas, Texas, was also a major target market due to a corporate affiliation with Murray Realtors of Dallas. However, with the market downturn more fully explained hereafter, the Dallas office was closed in November, 1994.

         HAMC was organized and, when active, operated as a provider of first mortgage residential home loans. HAMC originated, processed, underwrote, closed, funded and delivered qualifying home loans to established mortgage companies throughout the country. HAMC released the loan servicing function to these investors in order to generate fee income and to concentrate solely on the production aspect of the lending process.

         HAMC offered a full menu of mortgage loan products, including conventional and jumbo fixed rate, balloon and adjustable loan products. Federal Housing Administration (FHA) and Veterans Administration (VA) loans are also available.

         HAMC was a full service lender having in-house underwriting capability as well as closing all loans in its own name. HAMC did draw on three "warehouse" bank lines totaling $26,000,000 to fund loans short term until they could be delivered and purchased by investors as of December 31, 1994.

         HAMC originated over 1,056 loans totaling $90,000,000 in 1994 and 1,190 in 1993 totaling over$92,000,000. HAMC earned revenues primarily from three (3) income streams:
                           (1)      Origination fees

                           (2)      Servicing-release fees

                           (3)      Discount income

         Origination fees are up-front fees charged to the customer which equal approximately 1% of the anticipated loan amount. This fee is collected at the time of loan closing. HAMC produced $798,149 in fees in 1994 and $784,700 in 1993.

         Servicing-release fees are those fees paid to HAMC by its investors in exchange for the release of the "loan servicing rights" on each loan. These fees differ with each loan program and loan size. HAMC sometimes used part of this income stream to offset discount quotes from its investors in order to be competitive with street rate quotes. HAMC's servicing-release fees were $885,237 in 1994 and $1,074,500 for 1993 compared to approximately 360,000 in 1995. HAMC ceased operations in 1995.

         Discount income consists of up-front fees (points) charged by the lender, which are designed to increase the overall yield to the lender. Discount income generated in 1994 amounted to $515,252 and $675,300 for 1993 compared to approximately $120,000 in 1995.

         HAMC also generated miscellaneous income in 1994, in the form of underwriting fees, which amounted to $92, 798. Miscellaneous income in 1993, in the form of underwriting and processing fees, amounted to $53,800 and $10,000 respectively. There was no miscellaneous income in 1995.

         As a result of the Settlement Agreement between Robert and William Bruce and IMC in November of 1995, Robert and William Bruce obtained a controlling interest in FIC, IMC relinquished any and all equity interest it had in FIC, and IMC retained 100% ownership of HAMC common stock. HAMC received a mortgage executed by a consultant to IMC in the approximate amount of $200,000. In 1996, said mortgage was forgiven, and the remaining asset and related mortgage debt of HAMC were transferred to Robert and William Bruce. HAMC has had no operations since November of 1995.
 .
         UNIVERSAL LIFE HOLDING CORPORATION

         Universal Life Holding Corporation ("Universal" or "ULHC") was incorporated under the laws of Illinois on August 13, 1964. Historically, the principal business of Universal has been in real estate development, ownership, and management and the investment in Frontier Insurance Company. On May 4, 1995, the Company exchanged all of the common stock in ULHC owned by the Company for forgiveness of the notes and other payables owed by the Company to ULHC. The Company incurred a gain on the sale in the amount of $751,089.

         OTHER SUBSEQUENT EVENTS

         On August 14, 1996, the Company executed an agreement to purchase 100% of the outstanding capital stock of a corporation that has the rights to develop and operate an ambulatory surgery center in Waldorf, Maryland, for 250,000 shares of the Company's common stock. The seller would retain 70% of the voting rights under a voting trust agreement. The Company agreed to furnish within 15 days a commitment letter to raise equity capital in the amount of $3,000,000. The equity funding was to be provided within 90 days of the execution of the agreement. The Company was unable to raise the equity within the 90 day period, therefore the agreement was canceled.

         On September 18, 1996, the Company entered into an agreement to purchase 100% of the capital stock of University Consulting, Inc. ("UC") for 387,500 shares of the company's common stock valued at $387,500. UC owns and operates a mortgage company, title company and income tax and accounting service business. This agreement was canceled in December, 1996.

ITEM 2.  PROPERTIES

         The Company owned no real properties as of December 31, 1995 and owns none at the time of filing of this report. It rents office space from a consultant to the Company under an operating lease expiring June 1997. The lease agreement calls for annual rent of $18,000. Future minimum lease payments due at December 31, 1995 were as follows:

         December 31, 1996             $   9,000

ITEM 3. LEGAL PROCEEDINGS

         ADMINISTRATIVE ACTIONS TAKEN BY STATE DEPARTMENTS OF INSURANCE

         The Missouri Department of Insurance (the "Department") conducted an extensive tri-annual examination of Frontier's statutory financial statements for the year ended September 30, 1992. This examination was conducted for several months and involved extensive interaction between Frontier's officers and personnel, and Examiners and officials of the Department. At the filing of the Preliminary Report by the Department, Frontier submitted lengthy responses to the Department's suggested changes to its statutory financial statements.

         After lengthy negotiations between Frontier's representatives and representatives of the Department, the Department determined that Frontier's total capital and surplus per examination, at September 30, 1992, was $1,374,792. In making changes to Frontier's statutory capital and surplus as of September 30, 1992, the Department determined that $2,192,049 of investments made by Frontier were inadmissible. Included in the assets deemed inadmissible were investments made with persons, or entities or persons related to persons, deemed by Frontier's independent auditor, Grant Thornton, in its resignation letter of April 20, 1993, to be "a previously undisclosed related third party". Frontier has made no further investment with said party since the end of the reporting period which was the subject of the Department's examination (i.e., September 30, 1992).

         The minimum capital and surplus to conduct business in the State of Missouri is $1,200,000. Similar minimums exist in other states in which Frontier was doing business. Because of the thin margin by which Frontier's capital and surplus exceeded the minimum to do business in the State of Missouri, it was thought that Frontier's capital and surplus might be impaired in such a manner as to hinder its ability to continue business on an ongoing basis in the future. It was thought possible, but not certain, that Frontier would lose its license to sell and market its products in one or more states because of its capital and surplus position.

         As a result of the examination of Frontier's statutory financial statements as of September 30, 1992, Frontier subsequently agreed with the Department that it would, in the future, invest only in assets deemed to be investment grades "1 and 2" by the National Association of Insurance Commissioners.

         Representatives of Frontier met with officials of the Department and requested, on behalf of Frontier, to be placed under voluntary administrative supervision of the director of the Department. As a result of said meetings and agreement, on July 14, 1993, Jay Angoff, the director of the Department (the "Director"), issued an order placing Frontier under the administrative supervision of the Department. The said Order cited as its ground the existence of "one or more of the conditions set forth in subdivision (1) of

Subsection 2 or Section 375.11660, Revised Statutes of Missouri...."
Specifically, the said Order stated that "[Frontier's] condition renders the continuance of (its) business hazardous to the public and it [its] insureds."

         The Missouri Department of Insurance conducted an additional statutory examination as of December 31, 1993. The Department determined Frontier's total capital and surplus as of December 31, 1993 to be $1,431,675. The Company accepted the results of this examination with no response to the Department's findings.

         As a direct result of Frontier's entering into the Reinsurance Agreement referred to in the subsection of Item 1 of this Report entitled "Reinsurance and Third Party Administrator Agreements", by Order issued to Frontier by the Director of the State of Missouri, dated August 26, 1993, the Corrective Order previously issued by the Director to Frontier was lifted, and, by Order dated August 17, 1993, issued by the Director to Frontier, the Order of Administrative Supervision previously issued by the Director to Frontier under date of July 14, 1993, was also lifted.

         On August 2, 1993, the Director of Insurance for the State of Missouri issued a Corrective Order to Frontier. The Order stated that the Director:

                  "[had] reasonable cause to believe...that (Frontier)...
                  (had) committed or engaged in an act, practice or transaction that would subject it to delinquency proceedings under Sections 375.1150 to 375.1246, RSMo... (which) act, practice or transaction (consisted) of a significant loss during the second calendar quarter of 1993, which loss would reduce Frontier's capital and surplus below the minimum required by
                  Section 376.280, RSMo."


         However, by letter dated February 10,1995, Frontier voluntarily agreed with the Missouri Department of Insurance not to write any new business or acquire any policyholder liability without first having discussions with the Missouri Department of Insurance.

         On May 11, 1993, the Iowa Insurance Division issued a notice notifying Frontier that the Commissioner of Insurance of the State of Iowa had "reason to believe that the financial condition of (Frontier) [was] unsound". The notice also notified Frontier that "a hearing will be held for the purpose of determining whether [Frontier's] surplus had dropped or [would] drop below statutory minimums".

         Shortly thereafter, Frontier entered into an informal settlement agreeing to an indefinite suspension of its authority to transact new insurance business in the State of

Iowa, until such time as Frontier would meet current capital and surplus requirements found in the Iowa Code.

         By Order of Suspension, dated July 13, 1993, issued to Frontier by the Director of Insurance of the State of Illinois, the Certificate of Authority of Frontier to transact insurance business in the State of Illinois was suspended, effective July 13, 1993, with respect to the transaction of new business. The said order stated that the suspension was based on the fact that Frontier's surplus position had deteriorated since December 31, 1991, and it thus had failed to maintain the surplus requirement which similar domestic companies transacting the same kind of business were required to maintain and, therefore, Frontier was in such a financial condition that its further transaction of insurance business in the State of Illinois would be hazardous to its policyholders and creditors in the State and to the public.

         The said order provided that the said suspension would "remain in effect until such time as [Frontier] (could) demonstrate to the [Illinois] Directors of Insurance that it [was] not in violation of Section 119 of the Illinois Insurance Code".

         The Illinois Department of Insurance, by Order dated January 27, 1994, has rescinded its previous Order suspending Frontier's authority of transact insurance business in the State.

         By letter dated August 23, 1993, from the Commissioner of Insurance of the Mississippi Insurance Department, Frontier was notified that its Certificate of Authority to transact new insurance business in the State of Mississippi was suspended. As stated in the letter the action was based on the fact that it appeared that Frontier was in an "unsound condition".

         By Consent Order issued by the Commissioner of Insurance of the State of Kansas, dated September 1, 1993, it was determined that Frontier's "affairs appear to be in an unsound condition so that the continued operation of [Frontier] might be hazardous to the insuring public..." It was, therefore, ordered that Frontier's Certificate of Authority was suspended with respect to the writing of new business in the State of Kansas.

         On January 25, 18, 1994, the Commissioner of Insurance of the State of Louisiana issued a Cease and Desist Order to Frontier ordering Frontier to cease and desist from the writing of any and all new and /or renewal polices of insurance coverage in the State of Louisiana. The said Order states as its basis Frontier's failure to maintain a statutory deposit in the State of Louisiana and the fact that Frontier "is in such a condition that its further transaction of business [in Louisiana] would be hazardous to policyholders and creditors [in Louisiana] and to the public".

         On March 15, 1995, the Board of Directors of Frontier adopted a resolution stating that, because of concerns of the Commission of Insurance of the State of Texas regarding Frontier's financial condition, Frontier would voluntarily cease writing business in the State of Texas until it notifies the Commission of the intent to write further business and provides the Commission with information establishing that it is in compliance with Texas insurance code. Frontier has no current plans to write further business in the State of Texas.

         SEC INVESTIGATION

         On May 14, 1993, Registrant's executive officers were advised by officials of the Enforcement Division of the United States Securities and Exchange Commission (the "Commission"), that an informal investigation of Registrant, FIC and ULHC was being conducted by the Commission.

         On or about November 22, 1993, Registrant's executive officers were advised by telephone by officials of the Enforcement Division of the Commission that the Commission had ordered that a formal private investigation of Registrant, FIC and ULHC be conducted pursuant to Section 20 (a) of the Securities Act of 1933 and Section 21 (a) of the Securities Act of 1934.

         Registrant's officers, directors, auditors and attorneys have complied with all requests made of them by representatives of the commission in connection with the said investigations, including all requests for the production of documents and information pertaining to Registrant and its affiliates.

         Additionally, certain officers, directors and others affiliated with Registrant have given testimony before the Staff of the Commission.

         Following extensive testimony, the Commission notified the Registrant by letter dated October 11, 1994 that the staff of the Division of Enforcement intended to recommend filing a civil injunctive action in Federal District Court against Registrant and its affiliates, Frontier Insurance Company and Universal Life Holding Corporation, for violating Section 10 (b), 14 (a), 13
(a), 13 (b) (2) (A) and (B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13, and 12b-20 thereunder. The staff also stated its intention to recommend that Registrant and its affiliates, FIC and Universal Life Holding Corporation, pay penalties arising from the failure of each company to file timely certain periodic reports as required by the federal securities laws.

         Through counsel, FIC responded to the Commission on November 30, 1994, agreeing to consent to an injunction against future violations of federal securities regulations and agreeing to pay a $50,000 fine in lieu of any other fines or penalties which could or might be assessed against FIC, Registrant and Universal Life Holding

Corporation. This offer for settlement was accepted in August, 1995, and no further investigation of Registrant is pending.

         BURLEIGH ARNOLD

         On March 5, 1993, a Demand for Arbitration was filed with the American Arbitration Association by Mr. Burleigh Arnold against FIC, IMC, ULHC and SFC. The "nature of the dispute", as stated in the Demand for Arbitration, was "failure to pay pursuant to contract". The "claim or relief sought", as stated in the Demand for Arbitration, was "monies owed or purchase of contract at present value".

         On October 26, 1993, the Arbitrator, in his Award of Arbitration, ordered the following:

1. IMC, FIC and ULHC were required to pay to Burleigh Arnold the sum of $28,800 for past due payments due Mr. Arnold under the "Extension and Modification Agreement" through September, 1993, at $3,200 per month.

2. The Corporations were to further pay to Burleigh Arnold the sum of $7,959 for attorney's fees, plus attorney's out-of-pocket costs of $1,228.79.

3. The Corporations were to further pay to Burleigh Arnold the sum of $1,000 for his costs in attending the hearing.

4. The Corporation's were to pay to the American Arbitration Association the sum of $357.96 for their portion of the administrative fees and expenses.

         On or about February 2, 1994, Burleigh Arnold filed an application for confirmation of the said arbitration award in the Circuit Court of Cole County, Missouri. In March of 1994, FIC paid the said arbitration award amount to Mr. Arnold and in April, 1994, FIC paid Mr. Arnold in full settlement of all amounts owed to him under the Agreement.

         JANET L. MERTZ, EDWIN H. MERTZ, GLENN E. MERTZ, EDNA L. MERTZ, DENNY
W. MERTZ AND VALERIE J. MERTZ VS. INTERNATIONAL MERCANTILE CORPORATION.

         On June 25, 1993, a Petition on Note was filed against IMC in the Circuit Court of Cole County, Missouri, seeking damages in the amount of $54,294.00, plus interest and attorney's fees, for default on numerous promissory notes. The Petition alleged that there were promissory notes issued by IMC in favor of the plaintiffs which were due in February, 1993, and which IMC had refused to pay. In June, 1994, the plaintiffs' Motion for Summary Judgment was granted and Judgment entered against IMC in the aggregate amount of $70,819.55. As of December 31, 1995, the judgment had not been satisfied and was still pending.

         DOWNARD / WEGMAN LITIGATION

         On December 21, 1993, a Petition (the "Petition") was filed in the Circuit Court of Cole County, Missouri, by Lloyd Downard and Ken Wegman, as Plaintiffs (the "Plaintiffs"), against the Registrant, FIC, and certain other defendants. In the Petition, the Plaintiffs alleged that the Registrant had defaulted in payments due each of the Plaintiffs under agreements entered into between each of the Plaintiffs and the Registrant, FIC, and The C. J. Brown Corporation, a Louisiana corporation, dated November 19, 1991, said defaults being in the amounts of (i) $77,336 under the said Downard agreement, and (ii) $24,268 under the said Wegman agreement said defaults consisting only of the amounts not paid when due and not the amounts in total due under said agreements.

         The Petition further alleged that certain of the defendants, including the Registrant, "conspired to intentionally and improperly interfere with the contractual relationship between (the Plaintiffs) and defendant, International Mercantile Corporation, by causing (the Plaintiffs) not to be paid." For this, the Plaintiffs each sought punitive damages from the defendants, jointly and severally, in the amount of $250,000 on each of several counts.

         By Mutual Release and Settlement Agreement dated August 23, 1994, Registrant and its affiliate, FIC, were released from all of its claims with regard to said Petition. Under the terms of the settlement, Registrant paid Downard the sum of $268,000 and Wegman the sum of $132,000 in full satisfaction of all claims against Registrant and FIC. Registrant and FIC were subsequently released, with prejudice, from said litigation.

         BRUCE AND BRUCE V. THE C. J. BROWN CORPORATION, ET AL

         On March 2, 1995, Robert E. Bruce and William D. Bruce filed a Complaint in the United States District Court, Western District of Missouri, Western Division, seeking a declaratory judgment releasing them of any liabilities which they may have under a certain Stock Purchase Agreement dated August 25, 1994, entered into by CJB, Life America Corporation ("LAC"), Ronald
T. Benitez, 1122 Corporation and the plaintiffs. That agreement, to which neither Registrant nor any of its affiliates was a party, set forth a series of transactions by which the said plaintiffs would acquire a controlling interest in Registrant and its affiliates. Settlement was reached in 1996 between the parties.

         THE VENTANA CORPORATION, ET AL. V. WILLIAMS D. BRUCE, ET AL.

         In a Petition for Breach of Contract, Damages and Specific Performance filed in the 19th Judicial Circuit for the Parish of East Baton Rouge, Louisiana, on March 10,

1995, the Ventana Corporation (formerly The C. J. Brown Corporation) filed an action against William D. Bruce, Robert E. Bruce and IMC seeking damages for a breach of the Stock Purchase Agreement (See Bruce and Bruce v. The C. J. Brown Corporation, et al., above) and specific performance of the related Stock Redemption Agreement. This suit was also settled in 1996.

         IN RE:  THE VENTANA CORPORATION A/K/A THE C. J. BROWN CORPORATION.

         On March 17, 1995, IMC and Home America Mortgage Company, a subsidiary of IMC, filed an involuntary bankruptcy petition against the Ventana Corporation. Ronald Brignac, a former director of Registrant, was the third creditor bringing the involuntary bankruptcy action. Settlement of this action was also reached in 1996.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                    PART II

ITEM 5.           MARKET FOR COMPANY'S COM MON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         There is no principal market for IMC stock. The value of the stock would be determined by negotiation between the trading parties. A cash dividend has never been paid on the common stock.



         Transfer Agent and Registrar:


         Curt Hughe
         Interwest Transfer Agent
         1981 East 4800 South, Suite 100
         Salt Lake City, Utah   84117
         (801) 272-9294

ITEM 6.           SELECTED FINANCIAL DATA

         See attached financial statements.

ITEM 7.           MANAGEMENT'S DISCUSSION & ANALYSIS (MDA)

         The Company has suffered severe losses for the past five years. Management has not been able to secure working capital for the Company from outside debt or equity funding sources.

         Management has spent considerable time and effort to bring the Company's public securities filings current to allow it to merge with, acquire or be acquired by another company. At this point in time management has several such business combination candidates and plans to work aggressively in the area when its filings are current.

         There is no cash flow from operations and unless the Company can successfully develop relationships with financial sources and acquire an operating company which can immediately generate cash flow from operations, no cash flow is anticipated.

         HAMC ceased operations in 1995 and is currently inactive.

         To bring operational capability and positive cash flow to IMC, management will seek to acquire assets that will improve the overall financial picture of the Company. Management plans to restructure the capital stock of the Company by reducing the total number of outstanding common shares and introducing new classes of stock.

         This plan of acquisition and reorganization should put the Company in a better position to attract working capital from debt and equity sources. There is absolutely no assurance that any or all of these steps can be successfully completed. In the event that management fails to meet its goals, the Company will not be a viable going concern and may face bankruptcy or liquidation.

         The Company has ongoing cash demands that are not being met. Management has agreed to be paid in stock to minimize the cash burden to the Company. There are several advisors, consultants and professionals that are due fees, and management plans to fulfill these responsibilities first since these advisors, professionals and consultants are necessary to bring the Company's public filings current and inject working capital and operational assets into the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See attached Financial Statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 26,1993, IMC received a letter from its independent accountants, Grant Thornton, in which Grant Thornton resigned from its engagement with IMC, effective April 20,1993.

         On July 16, 1993, Evers & Company, 520 Dix Road, Jefferson City, Missouri 65109, was engaged by IMC to conduct a "statutory" audit of IMC with respect to the calendar year ended December 31, 1992. The said "statutory" audit was required for the certification of IMC's financial statements to be filed with the Department.

         On September 20, 1993, IMC engaged the firm of Weinberg & Company P.A., now known as Weinberg Pershes & Company, P.A., of Boca Raton, Florida, to perform an audit of IMC's and FIC's financial statements for the years ended December 31,1992 and December 31, 1993, and said firm has also performed the audits of the financial statements for the year ending December 31, 1994 and for the year ending December 31, 1995, the latter of which are herewith submitted.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICER OF COMPANY
                           Principal
                           Occupation                         Director/
                           or Employment                      Officer
                           for Past Five Years                 of              IMC
                           and Director-                      Company          Shares
                  Age      Ship                                Since           Owned
                  ---      ----                                -----           -----
Max Apple         58       Chairman of the Board              1995              None
                           and Director,
                           IMC, 1995 to present.
                           1991 to present, attorney,
                           private law practice,
                           Jasper, Indiana

Eric Attia        36       President and Director,            1995             None
                           IMC, 1995 to present.
                           1991 to 1995, Director of
                           Mergers and Acquisitions,
                           Optimum Consulting, Inc.
                           San Diego, California


Ehud Lissauer     28       Secretary and Director,            1995             None
                           IMC, 1995 to present.
                           1991 to present, Vice
                           President, United American
                           Export, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

         No cash compensation, including bonuses and deferred compensation, was paid during 1995 by IMC to any of its executive officers. No fees were paid to Board members for attending Board meetings during 1995. Shares of the Company's common stock may be issued to its officers representing the fair market value of services actually rendered by them without pay and as reimbursement for expenses actually incurred by them in the performance of their duties as officers of the Company.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of December 31, 1995, the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding number of Shares in IMC:


                                                     Amount &                   Equity           Voting
Title                                                Nature of                  Percent          Percent
  of              Name and Address of                Beneficial                  of              of
Class             Beneficial Owner                   Ownership (1)              Class            Class
-----             ----------------                   -------------              -----            -----

Common            Life America Corporation           1,783,000 (2)              56.91             17.33
                  8075 Jefferson Highway                       (4)
                  Baton Rouge, LA  70809                       (5)

Common            Ronald T. Benitez                  1,426,400 (2)               45.53             13.86
                  8075 Jefferson Highway
                  Baton Rouge, LA  70809

Common            Robert E. Bruce                      182,043 (2)                5.81              1.77
                  916 Sherwood Drive
                  Lake Bluff, IL   70044
Common            William D. Bruce                     174,557 (2)                5.57              1.70
                  916 Sherwood Drive
                  Lake Bluff, IL  70044

Common            Frontier Insurance                   213,158 (3)                6.80             13.05
                  Company Employee Stock
                  Ownership Trust
                  8146 One Calais, Ste 104
                  Baton Rouge, LA  70809

Common            Sterling Financial                   205,000                    6.54             12.55
                  Corporation
                  1715 S.  Capital Tx. Hwy.
                  Suite 200-D
                  Austin, TX  78746-6561

----------------------

(1) To the best knowledge of the Company, as of December 31, 1995, such holders had the sole voting and investment power with respect to the voting securities of IMC beneficially owned by them, unless otherwise indicated by footnote.

(2) On November 19, 1992, Life America Corporation acquired 60.9% of the $1.00 par value common capital stock of IMC. To the best knowledge of the
Company, as of December 31, 1995,   Life America Corporation was directly owned
by the Ventana Corporation a/k/a C. J. Brown Corporation, Robert E. Bruce and William D. Bruce, with respective ownership's of the voting securities of Life America Corporation of 80%, 10.21% and 9.79%.

(3) Under FIC's Employee Stock Ownership Plan and Agreement ("ESOP"), employees have the right to vote shares of such stock allocated to their account. The ESOP's Administrative Committee, which was appointed by the FIC Board, may be deemed to share investment power with the ESOP Trustee, Boatmen's First National Bank of Kansas City, Kansas City, Missouri, over all shares held in the ESOP, in that the Committee may give investment instructions to the Trustee, and also may be deemed to share voting power with the Trustee over shares not allocated to participant accounts in that it may direct the Trustee as to the voting of such shares.

(4) Of the shares owned by Life America, 1,500,000 shares are non-voting as of December 31, 1994. These shares became non-voting in November, 1994 as a result of Life America's failure to honor the IMC shareholders' option to cause Life America Corporation to purchase any and all outstanding shares of International Mercantile Corporation, which option was part of the original Purchase and Sale Agreement of Corporate Stock dated July 29, 1991 pursuant to which Life America acquired a controlling interest in IMC..

(5) As a result of the Agreement reached between the Bruces and the CJB-related parties in settlement of the suits referred to in Item 3, "Legal Proceedings", under the headings "Bruce and Bruce v. The C. J. Brown Corporation, et al.", "The Ventana Corporation, et al. v. William D. Bruce, et al.", and "In re: The Ventana Corporation a/k/a The C. J. Brown Corporation", the closing of which occurred in 1996, the shares formerly owned by LAC were transferred to William and Robert Bruce, and thus, after said closing LAC and Ronald T. Benitez ceased to have any direct or beneficial ownership interest in the shares of common stock of IMC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 1, 1992, Frontier issued 106,393 shares of its common stock as a down payment to acquire 100% ownership in HAMC. Frontier also contributed $250,000 to HAMC as additional paid-in capital. Prior to the exchange, HAMC was a wholly owned subsidiary of the Ventana Corporation a/k/a The C. J. Brown Corporation. The original agreement called for the purchase price to be based on the fair market values of Frontier and HAMC and for the amount due to be paid in additional common shares of Frontier. On December 9, 1993, Frontier approved the exchange of approximately $745,000 of the Ventana Corporation a/k/a The C. J. Brown Corporation's preferred stock held by Frontier for the Company's common stock owned by Frontier. On December 10, 1993, Frontier executed a supplement to the original purchase contract calling for the balance of the purchase price to be paid by Frontier transferring to the Ventana Corporation a/k/a The C. J. Brown Corporation 149 shares of $5,000 par value preferred stock plus accrued dividends which totaled $789,064, two C. J. Brown debentures, each in the amount of $125,000, plus interest which totaled $254,924 and an additional 151,730 shares of Frontier's common stock. As a result of this transaction, C. J. Brown Corporation's direct interest in Frontier increased to 23.4%. Because of the related party status, the excess of the consideration paid to the Ventana Corporation a/k/a The C. J. Brown Corporation over the net book value of the assets acquired, amounting to $999,564, has been reflected in the attached financial statements as a constructive dividend to the Ventana Corporation a/k/a The C. J. Brown Corporation.

         In 1994, the Company paid $400,000 to settle consulting and non-competitive agreements with two former members of the Board of Directors. See Item 3, above.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      Financial Statements - International Mercantile Cooperation

         Independent Auditor's Report

         Balance Sheets As of December 31, 1995 and 1994

         Statements of Operations For the Years Ended December 31, 1995, 1994 and 1993

         Statements of Changes in stockholders' Equity (Deficiency) for the Years Ended December 31, 1995, 1994 and 1993

         Statements of Cash flows for the Years Ended December 31, 1995, 1994 and 1993

         Notes to Financial Statements as of December 31, 1995 and 1994

(b)      Reports on Form 8-K

(c)      Exhibits:

         3 (a)    Articles of Incorporation of the Company*

         3 (b)    Articles of Amendment of the Company*

         3 (c)    Bylaws of Company****

         4 (a)    Note dated December, 1985, from Company to Frontier **

         4 (b)    Note dated December, 1985, from Company to Universal**

         4 (c)    Noted dated December, 1985, from Company to Sterling**

         4 (d)    Note dated December, 1982, from Universal to Community
         Federal Savings and Loan**

         4 (e)    Note dated December, 1982, from Shepherd Hills Manor, Ltd. to
         Universal **

         4 (f)    Note dated September, 1985, from Company to BMA, secured by a deed of trust on the Company's office facility**

         4 (g)    Note dated May, 1986, from Company Merchants Bank, secured by capital stock of Frontier and Sterling**

         4 (h)    Notes dated February, 1983, from Company to former
         shareholders of SFC**

         4 (I)    Contributions Agreement of Frontier dated June 1985, relating to annual contribution to Frontier ESOP**

         4 (j)    Note dated February, 1988, from Company to Universal ****

         4 (k)    Note dated May 24, 1988, from Company to Frontier *****

         10 (a)   Incentive Stock Option Plan*

         10 (b)   Agreement between Company and Lloyd R. Downard and Kenneth
         Wegman (change in control agreements with management).

         10 (c)   Lease Agreement between Company and Frontier**

         10 (d)   From of sublease agreements between Frontier and Company,
         Universal and Sterling**

         10 (e)   Settlement Agreement ***

         10 (f)   Extension and Modification Agreement ***

         10 (g)   Assumption of Consulting Agreement ****
         10 (h)   Deferred Compensation Agreement *****

         10 (i)   Exchange Agreement between International Mercantile
         Corporation and Sterling Financial Corporation dated December 7, 1992******

         10 (j)   Amendment to Exchange Agreement between International
         Mercantile Corporation and Sterling Financial Corporation dated December 7, 1992, such Amendment dated December 18, 1992*******

         10 (k)   Reinsurance Agreement between Frontier Insurance Company and
         Central Security Life Insurance Company, dated August 3, 1993 ********

         10 (1)   Contract for Home Office Administrative and Data Processing
         Services between Frontier Insurance Company and Central Security Life Insurance Company dated September 23, 1993*********

         10(m) Stock Redemption Agreement, dated December 10, 1993, between International Mercantile Corporation and Frontier Insurance Company**********

         10(n) First Amendment to Exchange Agreement dated February 17, 1994, between International Mercantile Corporation and Sterling Financial Corporation***********

         10(o) Agreement, dated August 29, 1994, between The C. J. Brown Corporation, Life America Corporation, Ronald T. Benitez, 1122 Corporation and Robert E. Bruce and William D. Bruce, along with the various exhibits thereto, including Stock Purchase Agreement and Stock Redemption Agreement.************

         11 (a)   Letter addressed to the Commission from FIC's former
         independent certifying accounts, Grant Thornton, dated May 7, 1993, in response to FIC's request that Grant Thornton furnish it with a letter addressed to the Commission stating whether it agreed with the statements made by the FIC in its initial Form 8-K, dated April 29, 1993, pursuant to Item 304 (a) of Regulation S-K*******

* These items were filed in the Company's Annual Report on Form 10-K dated December 31, 1981 File No. 0-7693), and are incorporated herein by reference.

**       These items were filed in the Company's Annual Report on Form 10-K
         dated December   31, 1986 (File No. 0-7693), and are incorporated
         herein by reference.

*** These items were filed on the Form 8-K dated May 22, 1987 (File No. 0-7693), and are incorporated herein by reference.

**** These items were filed in the Company's Annual Report on Form 10-K dated December 31, 1987 (File No. 0-7693), and are incorporated herein by reference.

***** These items were filed in the Company's Annual Report on Form 10-K dated December 31, 1988 (File No. 0-7693), and are incorporated herein by reference.

****** These items were filed on the Form 8-K dated December 9, 1992 (File No. 0-7693), and are incorporated herein by reference.

******* These items were filed on the Form 8-K dated May 10, 1993 (File No. 0-2650), and are incorporated herein by reference.

******** These items were filed on the Form 8-K dated August 18,1993
         (File No. 0-7693), and are incorporated herein by reference.

********* These items were filed on the Form 8-K dated September 23, 1993 (File
         No. 0-2650), and are incorporated herein by reference.

**********This item was filed on the Form 8-K dated January 4, 1994
         (File No. 0-7693) and is incorporated herein by reference.

***********This item was filed on the Form 8-K dated February 17, 1994 (File
         No. 0-7693) and is incorporated herein by reference.

************These items were filed on the Form 8-K dated September 12, 1994
         (File No. 0-7693) and are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERNATIONAL MERCANTILE CORPORATION

DATE:  7/7/97                    BY: /s/ MAX APPLE, CHAIRMAN AND DIRECTOR
     -------------                  --------------------------------------
                                     MAX APPLE, CHAIRMAN AND DIRECTOR



DATE:  7/8/97                    BY: /s/ ERIC ATTIA
     -------------                  --------------------------------------
                                     ERIC ATTIA, PRESIDENT, PRINCIPAL
                                     FINANCIAL OFFICER
                                     OFFICER AND DIRECTOR

DATE:  7 July 97                 BY: /s/ EHUD LISSAUER
     -------------                  --------------------------------------
                                     EHUD LISSAUER, SECRETARY AND DIRECTOR

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERNATIONAL MERCANTILE CORPORATION

DATE:  3/20/97                   BY: /s/ MAX APPLE, CHAIRMAN AND DIRECTOR
     -------------                  --------------------------------------
                                     MAX APPLE, CHAIRMAN AND DIRECTOR


DATE:  3/27/97                   BY: /s/ ERIC ATTIA
     -------------                  --------------------------------------
                                     ERIC ATTIA, PRESIDENT, PRINCIPAL
                                     FINANCIAL OFFICER, PRINCIPAL ACCOUNTING
                                     OFFICER AND DIRECTOR

DATE:  3 MAR 97                  BY: /s/ EHUD LISSAUER
     -------------                  --------------------------------------
                                     EHUD LISSAUER, SECRETARY AND DIRECTOR

                      INTERNATIONAL MERCANTILE CORPORATION

                                     REPORT

                            AS OF DECEMBER 31, 1995

                 [WEINBERG, PERSHES & COMPANY, P.A. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  International Mercantile Corporation

We have audited the accompanying balance sheets of International Mercantile Corporation as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Mercantile Corporation as of December 31, 1995 and 1994, and the results of their operations and cash flows for the three years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that International Mercantile Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no current operations, no current assets and has a substantial deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        Weinberg, Pershes & Company, P.A.
                                        /s/ WEINBURG, PERSHES & COMPANY, P.A.


Boca Raton, Florida
May 16, 1997

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994


                                     ASSETS
                                     ------

                                                                        1995                           1994
                                                                    ------------                    ----------
Cash                                                                           -                         2,968

Other Receivables                                                              -                        14,224

Net Assets of Subsidiaries Sold                                                -                     2,082,883
                                                                    ------------                    ----------

TOTAL ASSETS                                                        $          -                    $2,100,075
                                                                    ============                    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
               -----------------------------------------------

                                                                        1995                           1994
                                                                    ------------                    ----------
LIABILITIES
    Mortgage and Notes Payable                                            57,494                       390,837

    Due to Related Parties                                               180,263                             -

    Other Liabilities                                                     75,638                       983,533
                                                                    ------------                    ----------

      TOTAL LIABILITIES                                                  313,395                     1,374,370
                                                                    ------------                    ----------

STOCKHOLDERS' EQUITY DEFICIENCY
    Common stock, $1 par value, 5,000,000
     shares authorized, 3,133,151 shares
     issued and outstanding                                            3,133,151                     3,133,151
    Capital in excess of par                                           5,326,394                     5,326,394
    Deficiency                                                        (7,958,757)                   (6,919,657)
                                                                    ------------                    ----------
                                                                         500,788                    1,1539,888
    Less: Treasury stock at cost                                         814,183                       814,183
                                                                    ------------                    ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             (313,395)                      725,705
                                                                    ------------                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIENCY)                                                    $          -                     2,100,075
                                                                    ============                    ==========


                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                   1995          1994             1993
                                                              ------------   ------------      ----------
REVENUE                                                       $     98,119   $    183,039      $  396,508

GENERAL AND ADMINISTRATIVE                                         235,619        353,279         284,055
                                                              ------------   ------------      ----------

INCOME (LOSS) BEFORE INCOME
    (LOSS) FROM SUBSIDIARIES AND LOSS
    ON DISPOSITION OF SUBSIDIARIES                                (137,500)      (170,240)        112,453

INCOME (LOSS) FROM SUBSIDIARIES                                          -       (247,087)        136,059
                                                              ------------   ------------      ----------

INCOME (LOSS)BEFORE LOSS ON
    DISPOSITION OF SUBSIDIARIES                                   (137,500)      (417,327)        248,512

LOSS ON DISPOSITION OF SUBSIDIARIES                               (901,600)      (775,508)              -
                                                              ------------   ------------      ----------

NET INCOME (LOSS)                                             $ (1,039,100)  $ (1,192,835)     $  248,512
                                                              ============   ============      ==========

NET INCOME (LOSS) PER COMMON SHARE

NET INCOME (LOSS) BEFORE
    LOSS ON DISPOSITION OF SUBSIDIARIES                       $       (.04)  $       (.13)     $      .08

LOSS ON DISPOSITION OF SUBSIDIARIES                                   (.29)          (.25)              -
                                                              ------------   ------------      ----------

NET INCOME (LOSS)                                             $       (.33)  $      ( .38)     $      .08
                                                              ============   ============      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                           3,133,151      3,133,151       3,054,520
                                                              ============   ============      ==========


                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           COMMON STOCK                                                   TREASURY STOCK
                                     -------------------------          CAPITAL                       ------------------------
                                     NUMBER OF        $1.00            IN EXCESS                      NUMBER OF
                                      SHARES         PAR VALUE          OF PAR       (DEFICIENCY)      SHARES        AMOUNT
                                     ---------      ----------        ----------     ------------      -------     -----------
BALANCE - DECEMBER 31, 1992          2,928,151      $2,928,151        $5,803,668     $ (4,975,770)     340,525     $  (846,461)

PURCHASE OF TREASURY STOCK                   -               -                 -                -       17,909         (24,930)

REDUCTION OF ESOP DEBT                       -               -                 -                -            -               -

REDUCTION IN MINORITY INTEREST               -               -          (925,007)               -            -               -

INVESTMENTS IN ADVANCES TO
  AFFILIATES                                 -               -                 -                -            -               -

NET INCOME FOR THE YEAR ENDED
  DECEMBER 31, 1993                          -               -                 -          248,512            -               -
                                     ---------      ----------        ----------     ------------      -------     -----------
BALANCE - DECEMBER 31, 1993
  AS PREVIOUSLY STATED               2,928,151       2,928,151         4,878,661       (4,727,258)     358,434        (871,391)

CONSTRUCTIVE DIVIDEND                        -               -                 -         (999,564)           -               -
                                     ---------      ----------        ----------     ------------      -------     -----------
BALANCE - DECEMBER 31, 1993 -
  AS RESTATED                        2,928,151       2,928,151         4,878,661       (5,726,822)     358,434        (871,391)

CHANGE IN MINORITY INTEREST                  -               -           447,733                -            -               -

TRANSFER OF PREFERRED STOCK
  FROM AFFILIATE                             -               -                 -                -            -               -

ISSUANCE OF COMMON $TOCK               2O5,000         205,000                 -                -            -               -

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1994                          -               -                 -       (1,192,835)           -               -
                                     ---------      ----------        ----------     ------------      -------     -----------
BALANCE - DECEMBER 31, 1994 -
  AS RESTATED                        3,133,151       3,133,151         5,326,394       (6,919,657)     358,434        (871,391)

RECLASSIFICATION DUE TO SALE
  OF SUBSIDIARIES                            -               -                 -                -            -          57,208
                                     ---------      ----------        ----------     ------------      -------     -----------
BALANCE - DECEMBER 31, 1994
  AS RESTATED                        3,133,151       3,133,151         5,326,394       (6,919,657)           -        (814,183)

NET (LOSS) FOR THE YEAR
  ENDED DECEMBER 31, 1995                    -               -                 -       (1,039,100)           -               -
                                     ---------      ----------        ----------     ------------      -------     -----------

BALANCE - DECEMBER 31, 1995          3,133,151      $3,133,151        $5,326,394     $ (7,958,757)     358,434     $  (814,183)
                                     =========      ==========        ==========     ============      =======     ===========





                                 INVESTMENTS
                                   IN AND                 TOTAL
                                  ADVANCES            STOCKHOLDERS'
                                     TO                  EQUITY
                                 AFFILIATED           (DEFICIENCY)
                                 ----------           ------------
BALANCE - DECEMBER 31, 1992      $(2,120,000)        $    726,436

PURCHASE OF TREASURY STOCK                 -              (24,930)

REDUCTION OF ESOP DEBT                     -               63,152

REDUCTION IN MINORITY INTEREST             -             (925,007)

INVESTMENTS IN ADVANCES TO
  AFFILIATES                       1,120,000            1,120,000

NET INCOME FOR THE YEAR ENDED
  DECEMBER 31, 1993                        -              248,512
                                 -----------         ------------
BALANCE - DECEMBER    31, 1993
  AS PREVIOUSLY STATED            (1,000,000)           1,208,163

CONSTRUCTIVE DIVIDEND                      -             (999,564)
                                 -----------         ------------
BALANCE - DECEMBER 31, 1993 -
  AS RESTATED                     (1,000,000)             208,599

CHANGE IN MINORITY INTEREST                -              447,733

TRANSFER OF PREFERRED STOCK
  FROM AFFILIATE                   1,000,000            1,000,000

ISSUANCE OF COMMON $TOCK                   -              205,000

NET (LOSS) FOR THE YEAR ENDED
  DECEMBER 31, 1994                        -           (1,192,838)
                                 -----------         ------------
BALANCE - DECEMBER 31, 1994 -
  AS RESTATED                              -              668,497

RECLASSIFICATION DUE TO SALE
  OF SUBSIDIARIES                          -               57,208
                                 -----------         ------------
BALANCE - DECEMBER 31, 1994
  AS RESTATED                              -              725,705

NET (LOSS) FOR THE YEAR
  ENDED DECEMBER 31, 1995                  -           (1,039,100)
                                 -----------         ------------

BALANCE - DECEMBER 31, 1995      $         -         $   (313,395)
                                 ===========         ============

                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     AS OF DECEMBER 31, 1995, 1994 AND 1993

                                                       1995                     1994               1993
                                                   ------------             ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                               $ (1,039,100)            $ (1,192,835)       $   248,512
   Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:

      Depreciation and amortization                           -                   26,956            141,607
      Loss on disposition of subsidiaries               901,600                  775,508                  -
      Loss on litigation settlement                           -                  256,367                  -
      Loss on sale of property and
        equipment                                             -                        -             48,908
      Equity in net income (loss) of
        affiliate                                             -                  247,087           (136,059)
      Changes in:
        Other receivables                              (185,776)                   3,726            139,057
        Other liabilities                               140,045                  (13,209)            29,234
                                                   ------------             ------------        -----------
          Net Cash (Used in) Provided
            by Operating Activities                    (183,231)                 103,600            471,259
                                                   ------------             ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and
    equipment                                                 -                        -            134,507
                                                   ------------             ------------        -----------
          Net Cash Provided by
            Investing Activities                              -                        -            134,507
                                                   ------------             ------------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on mortgage and notes                             -                 (108,879)          (574,774)
   Advances from related parties                        180,263                        -                  -
                                                   ------------             ------------        -----------
          Net Cash Provided by (Used In)
            Financing Activities                        180,263                 (108,879)          (574,774)
                                                   ------------             ------------        -----------
   (DECREASE) INCREASE IN CASH                           (2,968)                  (5,279)            30,992

CASH - BEGINNING OF YEAR                                  2,968                    8,247            (22,745)
                                                   ------------             ------------        -----------
CASH - END OF YEAR                                 $          -             $      2,968        $     8,247
                                                   ============             ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                       1995                     1994               1993
                                                   ------------             ------------        -----------
   Cash paid during for year for:
    Interest                                       $     24,088             $     28,397        $   369,684
                                                   ============             ============        ===========

                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     AS OF DECEMBER 31, 1995, 1994 AND 1993


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

On February 17, 1994, the Company issued 205,000 common shares of the Company, transferred $1,000,000 of the Ventana Corporation a/k/a The C.J. Brown Corporation preferred stock, and all of the Sterling Financial Corporation's common stock held by the Company to Sterling Financial Corporation in exchange for 246,088 shares of Frontier Insurance Company, and the forgiveness of a note due to Sterling Financial Corporation in the amount of $472,000.

On May 4, 1995, the Company exchanged all of the common stock owned by the Company in Universal Life Holding Company ("ULHC") for forgiveness of the notes and other payables owed by the Company to ULHC. The Company had a gain on the sale in the amount of $751,089.

On November 17, 1995, the Company sold its insurance subsidiary Washington Security Life Insurance Company f/k/a Frontier Insurance Company ("Washington") by transferring all of its stock in Washington for full satisfaction of a note owed to two former officers, cancellation of consulting agreements, and cancellation of all intercompany receivables and payables. In addition, the Company transferred its accrued rights to commissions due from the former third party administrator and all of the obligations of Ventana Corporation f/k/a C.J. Brown ("Ventana") held by the Company. The Company also received a mortgage executed by one of the Company's consultants in the amount of approximately $200,000. This amount was offset by a commission due the consultant as part of the purchase of the Company. The Company assigned all rights to Washington regarding litigation against Ventana and its officers. As a result of this sale, the Company incurred a loss of $1,652,689.


                Read accompanying notes to financial statements

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994

NOTE   1  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A  Organization
              International Mercantile Corporation ("IMC" or "the Company") is a corporation organized in Missouri on March 10, 1971. The Company was a stock life insurance holding company. Through the date of sale of the Company's subsidiaries in 1995, the Company operated a life insurance company, a mortgage origination business, a residential rental property management business and other real estate and investment activities. The Company currently has no operations.

           B  Income Taxes
              The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company has a deferred tax asset of approximately $2,500,000 at December 31, 1995. A valuation allowance has been recognized for the full amount of the deferred tax asset since there is no assurance of future taxable income.

           C  Income (Loss) per Common Share
              Income (Loss) per common share of common stock are based on the weighted average number of shares outstanding.

           D  Goodwill
              Goodwill represented the cost in excess of the fair value of net assets acquired and was amortized on a straight-line basis over 20 to 40 years. During 1995, the Company disposed of its subsidiaries and expensed any remaining goodwill.

           E  Statement of Cash Flows
              For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

           F  Use of Estimates in the Preparation of Financial Statements
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994


NOTE 2 -   GOING CONCERN

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company presently has no operations, no current assets and has incurred a substantial deficit. The Company's continued existence is dependent on its ability to obtain funding to acquire or start up an operating business. The accompanying financial statements do not reflect any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 3     RECLASSIFICATION

           The 1994 and 1993 financial statements included the subsidiaries Washington Security Life Insurance Company f/k/a Frontier Insurance Company ("Washington") and Universal Life Holding Corporation ("ULHC") The 1994 and 1993 financial statements have been revised to reflect the accounting for the subsidiaries under the equity method in order for the current years financial statements to be comparable with prior years.


NOTE 4     SALE AND PURCHASE OF SUBSIDIARIES

           On April 15, 1994, Washington entered into a stock purchase agreement to sell 100% of the common stock of International Financial Services Life Insurance Company. The consideration received was based on the current market value of International Financial Services Life Insurance Company's total assets less the liabilities calculated on the statutory basis as of the closing date plus $1,155,000 in cash. The purchase price was based on the purchaser receiving valid licenses for the purchaser to transact business in 42 states. The Company had a loss on the sale in the amount of $775,508.

           On May 4, 1995, the Company exchanged all of the common stock owned by the Company in ULHC for forgiveness of the notes and other payables owed by the Company to ULHC. The Company had a gain on the sale in the amount of $751,089.

           On November 17, 1995, the Company sold its insurance subsidiary (Washington) by transferring all of its stock in Washington for full satisfaction of a note owed to two former officers, cancellation of consulting agreements, and cancellation of all intercompany receivables and payables. In addition, the Company transferred its accrued rights to commissions due from the former

\
                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994



NOTE 4 -   SALE AND PURCHASE OF SUBSIDIARIES (CONTINUED)

           third party administrator and all of the obligations of Ventana Corporation f/k/a C.J. Brown ("Ventana") held by the Company. The Company also received a mortgage executed by one of the Company's consultants in the amount of approximately $200,000. The $200,000 mortgage was offset by a commission due the consultant regarding the purchase of the Company. The Company assigned all rights to Washington regarding litigation against Ventana and its officers.
           As a result of this sale, the Company incurred a loss of $1,652,689.

           The Company entered into an agreement dated November 17, 1995, amended on May 3, 1996, for the purchase of the common stock of a mortgage company from Washington in exchange for a parcel of real estate owned by the mortgage company.

           For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of ULHC and Washington are included as a discontinued operation.

           Net assets of IMC's discontinued operations at December 31, 1995 and 1994 are:

                                                     1995          1994
                                                   ---------    -----------
              ASSETS:

              Cash                                 $       -    $   574,118
              Accounts and Notes Receivable                -      1,037,014
              Property and Equipment                       -        818,788
              Mortgage Loans                               -      4,800,434
              Other Assets                                 -      1,480,248
                                                   ---------    -----------

                   Total Assets                            -      8,710,602
                                                   ---------    -----------

           LIABILITIES:

              Mortgage Payable                             -      5,225,054
              Other Liabilities                            -      1,402,715
                                                   ---------    -----------

                   Total Liabilities                       -      6,627,769
                                                   ---------    -----------

           NET ASSETS OF SUBSIDIARIES SOLD         $       -    $ 2,082,833
                                                   =========    ===========

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994


NOTE 4 -   SALE AND PURCHASE OF SUBSIDIARIES (CONTINUED)

           Operating results of IMC's Discontinued operations for the years ended December 31, 1995, 1994, and 1993 are:

                                              1995                  1994                 1993
                                            ---------          ------------          -----------
           REVENUES                         $       -          $  2,420,374          $ 1,877,599
                                            =========          ============          ===========
           INCOME (LOSS) BEFORE TAXES
              Operating                             -              (864,489)          (1,801,495)
           Income Tax Provision
              (Benefit)                             -              (324,173)             133,119
                                            ---------          ------------          -----------
           NET INCOME (LOSS)                $       -          $ (1,188,662)         $(1,668,376)
                                            =========          ============          ===========

NOTE 5 -   DUE TO RELATED PARTIES

           Certain officers and consultants of the Company paid expenses in the amount of $180,263 on behalf of the Company. The amount is due on demand and bears no interest.

NOTE 6 -   MORTGAGE AND NOTES PAYABLE

           Mortgage and notes payable at December 31, 1995 and 1994 are as follows:

                                                                    1995                  1994
                                                                -----------            ---------
           Term loan, bank, secured by
              capital stock of Frontier Insurance
              Company and Sterling Financial
              Corporation, personally guaranteed
              by two former officers of the
              Company and assignment of the
              life insurance policies on these
              individuals. Payable in monthly
              installments of $5,000 per month.
              In 1994, this note was purchased by
              a company controlled by two former
              board members. The note was
              forgiven as part of the sale of one
              of the subsidiaries.                              $         -            $ 333,343
           Notes payable - former stockholders,
              unsecured, interest only payable
              quarterly at 10.125%, due
              February 1993 and unpaid                               57,494               57,494
                                                                -----------            ---------
           TOTAL MORTGAGE AND NOTES PAYABLE                     $    57,494            $ 390,837
           --------------------------------                     ===========            =========

NOTE 7 -   RELATED PARTY TRANSACTIONS

           In 1994, the Company paid $400,000 to settle consulting and non competitive agreements with two former members of the Board of Directors.

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994


NOTE 8 - LEASE COMMITMENTS

         The Company rents office space from a consultant of the Company under an operating lease expiring June 1996. The lease agreement calls for annual rent of $18,000. Future minimum lease payments due subsequent to December 31, 1995 are as follows:

                             December 31, 1996            $    9,000
                                                          ==========

NOTE 9 - LITIGATION

         As part of the sale of Washington, the Company transferred all of its rights to litigation against Ventana to Washington.

         The Company is a defendant from time to time in claims and lawsuits arising and of the normal course of business, none of which are expected to have a material adverse effect on the financial statements.

NOTE 10- SUBSEQUENT EVENTS

         On August 14, 1996, the Company executed an agreement to purchase 100% of the outstanding capital stock of a corporation that has the rights to develop and operate an ambulatory surgery center in Waldorf, Maryland, for 250,000 shares of the Company's common stock. The seller would retain 70% of the voting rights under a voting trust agreement. The Company agreed to furnish within 15 days a commitment letter to raise equity capital in the amount of $3,000,000. The equity funding was to be provided within 90 days of the execution of the agreement. The Company was unable to raise the equity within the 90 day period, therefore the agreement was cancelled.

         On September 18, 1996, the Company entered into an agreement to purchase 100% of the capital stock of University Consulting, Inc. ("UC") for 387,500 shares of the company's common stock valued at $387,500. UC owns and operates a mortgage company, title company and income tax and accounting service business. This agreement was cancelled in December 1996.

         On December 23, 1996, the Company entered into a stock purchase agreement with University Mortgage, Inc. to purchase 40,000 shares of its non-voting Redeemable Class A Preferred Stock for $400,000 which was subsequently cancelled.