Form 10-K
period 1996-12-31
INTERNATIONAL MERCANTILE CORP
filed 1997-07-17
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended                            Commission File Number
     December 31, 1996                                        0-7693
  -------------------------                            ------------------------


                      INTERNATIONAL MERCANTILE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Missouri                                      43-0970243
---------------------------                          ---------------------
(State or other jurisdiction                        (IRS Employer
of Incorporation of                                 Identification
Organization)                                       Number)

7979 Old Georgetown Road, Bethesda MD               20814
------------------------------------                ------------
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

            Yes                              No      X
                ------------                    ------------

Number of shares of Common Stock Outstanding December 31, 1996

                                   3,133,151
                                   ---------

                                     PART I

ITEM 1.          BUSINESS

         GENERAL

         International Mercantile Corporation, a Missouri corporation ("IMC", the "Company" or "Registrant") was incorporated on March 10, 1971, for the purpose of acquiring Frontier Insurance Company ("FIC" or "Frontier") and Universal Life Holding Corporation ("ULHC" or "Universal"). IMC effected these acquisitions on August 31, 1973. IMC subsequently acquired a controlling interest in Sterling Financial Corporation ("SFC"). IMC is a holding company whose principal business as of December 31, 1995 was Home America Mortgage Company ("HAMC"), but which had no principal business as of December 31, 1996.

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

         HAMC was a full service lender having in-house underwriting capability as well as closing all loans in its own name. HAMC did draw on three "warehouse" bank lines totaling $26, 000,000 to fund loans short term until they could be delivered and purchased by investors as of December 31, 1994.

         HAMC originated over 1,056 loans totaling $90,000,000 in 1994 and 1,190 in 1993 totaling over$92,000,000. HAMC earned revenues primarily from three (3) income streams:

                    (1)      Origination fees

                    (2)      Servicing- release fees

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

         As a result of the Settlement Agreement between Robert and William Bruce and IMC in November of 1995, Robert and William Bruce obtained a controlling interest in FIC, IMC relinquished any and all equity interest it had in FIC, and IMC retained 100% ownership of HAMC common stock. HAMC received a mortgage executed by a consultant to IMC in the approximate amount of $200,000. In 1996, said mortgage was offset by fees incurred, and the remaining asset and related mortgage debt of HAMC were transferred to Robert and William Bruce. HAMC has had no operations since November of 1995.
 .

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

         OTHER EVENTS OCCURRING IN 1996

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

         In November 1996, the Company attempted to acquire 100% of the outstanding capital stock of Great Ape Bike Company for 250,000 shares of company common stock. The seller would retain 70% of the voting rights under a voting trust agreement. The Company agreed to furnish within 15 days a commitment letter to raise equity capital in the amount of $5,000,000. The equity funding was to be provided within 90 days of the execution of the agreement. The company was unable to raise the equity within the 90 day period, therefore the agreement was canceled.

         On September 18, 1996, the Company entered into an agreement to purchase 100% of the capital stock of University Consulting, Inc. ("UC") for 387,500 shares of the company's common stock valued at $387,500. UC owns and operates a mortgage company, title company and income tax and accounting service business. This agreement was canceled in December, 1996.

ITEM 2.  PROPERTIES

         The Company owned no real properties as of December 31, 1996 and owns none at the time of filing of this report.

ITEM 3. LEGAL PROCEEDINGS

         ADMINISTRATIVE ACTIONS TAKEN BY STATE DEPARTMENTS OF INSURANCE
                 On March 15, 1995, the Board of Directors of Frontier adopted a resolution stating that, because of concerns of the Commissioner of Insurance of the State of Texas regarding Frontier's financial condition, Frontier would voluntarily cease writing business in the State of Texas until it notifies the Commission of the intent to write further business and provides the Commission with information establishing that it is in compliance with Texas insurance code. Frontier has no current plans to write further business in the State of Texas.

                 By letter dated February 10, 1995, Frontier voluntarily agreed with the Missouri Department of Insurance not to write any new business or acquire any policyholder liability without first having discussions with the Missouri Department of Insurance.

                 The Illinois Department of Insurance, by Order dated January 27, 1994, has rescinded its previous Order suspending Frontier's authority of transact insurance business in the State.

                 On January 25, 1994, the Commissioner of Insurance of the State of Louisiana issued a Cease and Desist Order to Frontier ordering Frontier to cease and desist from the writing of any and all new and /or renewal polices of insurance coverage in the State of Louisiana.

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


                 JANET L. MERTZ, EDWIN H. MERTZ, GLENN E. MERTZ, EDNA L. MERTZ, DENNY W. MERTZ AND VALERIE J. MERTZ VS. INTERNATIONAL MERCANTILE CORPORATION.

                 On June 25, 1993, a Petition on Note was filed against IMC in the Circuit Court of Cole County, Missouri, seeking damages in the amount of $54,294.00, plus interest and attorney's fees, for default on numerous promissory notes. The Petition alleged that there were promissory notes issued by IMC in favor of the plaintiffs which were due in February, 1993, and which IMC had refused to pay. In June, 1994, the plaintiffs' Motion for Summary Judgment was granted and

         Judgment entered against IMC in the aggregate amount of $70,819.55. As of December 31, 1996, the judgment had not been satisfied and was still pending.


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                            PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

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

ITEM 7.          MANAGEMENT'S DISCUSSION & ANALYSIS (MDA)

         The Company has suffered severe losses for the past six years. Management has not been able to secure working capital for the Company from outside debt or equity funding sources.

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

         The Company has ongoing cash demands that are not being met. Management has agreed to be paid in stock to minimize the cash burden to the Company. There are several advisors, consultants and professionals who are due fees, and management plans to fulfill these responsibilities first since these advisors, professionals and consultants are necessary to bring the Company's public filings current and inject working capital and operational assets into the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See attached Financial Statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICER OF COMPANY

                          Principal
                          Occupation                        Director/
                          or Employment                     Officer
                          for Past Five Years                of              IMC
                          and Director-                     Company          Shares
                 Age      Ship                              Since            Owned
                 ---      ----                              -----            -----

Max Apple        58       Chairman of the Board             1995             None
                          and Director,
                          IMC, 1995 to present.
                          1991 to present, attorney,
                          private law practice,
                          Jasper, Indiana

Eric Attia       36       President and Director,           1995             None
                          IMC, 1995 to present.
                          1991 to 1995, Director of
                          Mergers and Acquisitions,
                          Optimum Consulting, Inc.
                          San Diego, California

Ehud Lissauer    28       Director,                         1995             None
                          IMC, 1995 to present.
                          1991 to present, Vice
                          President, United American
                          Export, Inc.

Gregory Dutcher  38       Secretary and Director            1996             None
                          IMC, 1996 to present.
                          1993 to present,
                          President, Oxford Funding


ITEM 11.         EXECUTIVE COMPENSATION

         No cash compensation, including bonuses and deferred compensation, was paid during 1996 by IMC to any of its executive officers. No fees were paid to Board members for attending Board meetings during 1996. Shares of the Company's common stock may be issued to its officers representing the fair market value of services actually rendered by them without pay and as reimbursement for expenses actually incurred by them in the performance of their duties as officers of the Company.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

         The following table sets forth, as of December 31, 1996, the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding number of Shares in IMC:

                                                   Amount &         Equity           Voting
Title                                              Nature of        Percent          Percent
  of             Name and Address of               Beneficial         of             of
Class            Beneficial Owner                  Ownership (1)    Class            Class
-----            ----------------                  -------------    -----            -----
Common           Robert E. Bruce                        891,500 (2)   28.45            8.66
                 916 Sherwood Drive
                 Lake Bluff, IL   70044

Common           William D. Bruce                       891,500 (2)   28.45            8.66
                 916 Sherwood Drive
                 Lake Bluff, IL  70044

Common           Frontier Insurance                     213,158 (3)    6.80           13.05
                 Company Employee Stock
                 Ownership Trust
                 8146 One Calais, Ste 104
                 Baton Rouge, LA  70809

Common           Sterling Financial                     205,000         6.54                12.55
                 Corporation
                 1715 S.  Capital Tx. Hwy.
                 Suite 200-D
                 Austin, TX  78746-6561

----------------------------------------
(1) To the best knowledge of the Company, as of December 31, 1996, such holders had the sole voting and investment power with respect to the voting securities of IMC beneficially owned by them, unless otherwise indicated by footnote.

(2) Of the shares owned by William and Robert Bruce, 1,500,000 shares are non-voting as of December 31, 1994. These shares became non-voting in November, 1994 as a result of the former owner of these shares, Life America's failure to honor the IMC shareholders' option to cause Life America Corporation to purchase any and all outstanding shares of International Mercantile Corporation, which option was part of the original Purchase and Sale Agreement of Corporate Stock dated July 29, 1991 pursuant to which Life America acquired a controlling interest in IMC.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1994, the Company paid $400,000 to settle consulting and non-competitive agreements with two former members of the Board of Directors. See Item 3, above.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM
                 8-K

(a)      Financial Statements - International Mercantile Corporation

         Independent Auditors' Report

         Balance Sheets as of December 31, 1996 and 1995

         Statements of Operations for the Years ended December 31, 1996, 1995 and 1994

         Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

         Notes to Financial Statements as of December 31, 1996 and 1995

(b)      Reports on Form 8-K

(c)      Exhibits:

3(a)     Articles of Incorporation of the Company*

3(b)     Articles of Amendment of the Company*

3(c)     Bylaws of Company****
4(a)     Note dated December, 1985, from Company to Frontier **

4(b)     Note dated December, 1985, from Company to Universal**

4(c)     Noted dated December, 1985, from Company to Sterling**

4(d)     Note dated December, 1982, from Universal to Community Federal Savings and Loan**

4(e)     Note dated December, 1982, from Shepherd Hills Manor, Ltd. to
Universal **

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

10 (k)   Reinsurance Agreement between Frontier Insurance Company and Central
Security Life Insurance Company, dated August 3, 1993 ********

         10(1) Contract for Home Office Administrative and Data Processing Services between Frontier Insurance Company and Central Security Life Insurance Company dated September 23, 1993*********

         10(m) Stock Redemption Agreement, dated December 10, 1993, between International Mercantile Corporation and Frontier Insurance Company**********

         10(n) First Amendment to Exchange Agreement dated February 17, 1994, between International Mercantile Corporation and Sterling Financial Corporation***********

         10(o) Agreement, dated August 29, 1994, between The C. J. Brown Corporation, Life America Corporation, Ronald T. Benitez, 1122 Corporation and Robert E. Bruce and William D. Bruce, along with the various exhibits thereto, including Stock Purchase Agreement and Stock Redemption Agreement.************

         11(a) Letter addressed to the Commission from FIC's former independent certifying accounts, Grant Thornton, dated May 7, 1993, in response to FIC's request that Grant Thornton furnish it with a letter addressed to the Commission stating whether it agreed with the statements made by the FIC in its initial Form 8-K, dated April 29, 1993, pursuant to Item 304 (a) of Regulation S-K*******

* These items were filed in the Company's Annual Report on Form 10-K dated December 31, 1981 File No. 0-7693), and are incorporated herein by reference.

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

                                  INTERNATIONAL MERCANTILE CORPORATION

DATE:     7/7/97                  BY: /s/ MAX APPLE
     -------------                   ---------------------------------
                                     MAX APPLE, CHAIRMAN AND DIRECTOR



DATE:     7/8/97                  BY: /s/ ERIC ATTIA
     -------------                   ---------------------------------
                                     ERIC ATTIA, PRESIDENT, PRINCIPAL
                                     FINANCIAL OFFICER, PRINCIPAL ACCOUNTING
                                     OFFICER AND DIRECTOR

DATE:  7 July 97                  BY: /s/ EHUD LISSAUER
     -------------                   ---------------------------------
                                     EHUD LISSAUER, SECRETARY AND DIRECTOR


DATE:     7/8/97                  BY: /s/ GREGORY DUTCHER
     -------------                   ---------------------------------
                                     GREGORY DUTCHER,
                                     SECRETARY AND DIRECTOR

                      INTERNATIONAL MERCANTILE CORPORATION


                                     REPORT

                            AS OF DECEMBER 31, 1996

                 [WEINBERG, PERSHES & COMPANY, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
 International Mercantile Corporation

We have audited the accompanying balance sheets of International Mercantile Corporation as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Mercantile Corporation as of December 31, 1996 and 1995, and the results of their operations and cash flows for the three years then ended in conformity with generally accepted accounting principles.

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

                              Weinberg, Pershes & Company, P.A.

                              /s/ WEINBERG, PERSHES & COMPANY, P.A.

Boca Raton, Florida
May 16, 1997

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995


                                  ASSETS
                                  ------


                                                      1996        1995
                                                  -----------  -----------
Cash                                                     -            -

Other Receivables                                        -            -

Net Assets of Subsidiaries Sold                          -            -
                                                  -----------  -----------

TOTAL ASSETS                                      $      -     $      -
------------                                      ===========  ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
               -----------------------------------------------


                                                     1996         1995
                                                  -----------  -----------
LIABILITIES
  Mortgage and Notes Payable                           57,494       57,494

  Due to Related Parties                              180,263      180,263

  Other Liabilities                                    75,638       75,638
                                                  -----------  -----------

     TOTAL LIABILITIES                                313,395      313,395
                                                  -----------  -----------

STOCKHOLDERS' EQUITY DEFICIENCY
 Common stock, $1 par value, 5,000,000
  shares authorized, 3,133,151 shares
  issued and outstanding                            3,133,151    3,133,151
 Capital in excess of par                           5,326,394    5,326,394
 Deficiency                                        (7,958,757)  (7,958,757)
                                                  -----------  -----------
                                                      500,788      500,788
 Less: Treasury stock at cost                         814,183      814,183
                                                  -----------  -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         (313,395)    (313,395)
                                                  -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)                                     $      -     $      -
 ------------                                     ===========  ===========





                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          1996         1995        1994
                                      -----------  -----------   -----------
REVENUE                               $      -     $    98,119   $   183,039

GENERAL AND ADMINISTRATIVE                   -         235,619       353,279
                                      -----------  -----------   -----------

LOSS BEFORE LOSS FROM SUBSIDIARIES
 AND LOSS ON DISPOSITION OF
 SUBSIDIARIES                                -        (137,500)     (170,240)

LOSS FROM SUBSIDIARIES                       -            -         (247,087)
                                      -----------  -----------   -----------

LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                             -        (137,500)     (417,327)

LOSS ON DISPOSITION OF SUBSIDIARIES          -        (901,600)     (775,508)
                                      -----------  -----------   -----------

NET LOSS                              $      -     $(1,039,100)  $(1,192,835)
--------                              ===========  ===========   ===========


NET LOSS PER COMMON SHARE
-------------------------

NET LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                      $      -     $      (.04)  $      (.13)

LOSS ON DISPOSITION OF SUBSIDIARIES           -           (.29)         (.25)
                                      -----------  -----------   -----------

NET LOSS                              $       -    $      (.33)  $      (.38)
--------                              ===========  ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     3,133,151    3,133,151     3,133,151
---------------------------------     ===========  ===========   ===========



                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    COMMON STOCK                                            TREASURY STOCK
                                ----------------------    ADDITIONAL                   -------------------------
                                NUMBER OF     $1.00         PAID-IN                    NUMBER OF
                                 SHARES     PAR VALUE       CAPITAL     (DEFICIT)       SHARES         AMOUNT
                                ---------   ----------    ----------   ------------     -------      -----------
BALANCE - DECEMBER 31, 1993
   AS PREVIOUSLY STATED         2,928,151   $2,928,151    $4,878,661   $ (4,727,258)    358,434      $  (871,391)

CONSTRUCTIVE DIVIDEND                   -            -             -       (999,564)          -                -
                                ---------   ----------    ----------   ------------     -------      -----------
BALANCE - DECEMBER 31, 1993
   AS RESTATED                  2,928,151    2,928,151     4,878,661     (5,726,822)    358,434         (87l,391)


CHANGE IN MINORITY INTEREST             -            -       447,733              -           -                -

TRANSFER OF PREFERRED STOCK
   FROM AFFILIATE                       -            -             -              -           -                -

ISSUANCE OF COMMON STOCK          205,000      205,000             -              -           -                -

NET LOSS                                -            -             -     (1,192,835)          -                -
                                ---------   ----------    ----------   ------------     -------      -----------
BALANCE - DECEMBER 31, 1994
   AS RESTATED                  3,133,151    3,133,151     5,326,394     (6,919,657)    358,434         (871,391)

RECLASSIFICATION DUE TO SALE
   OF SUBSIDIARIES                      -            -             -              -           -           57,208
                                ---------   ----------    ----------   ------------     -------      -----------
BALANCE - DECEMBER 31, 1994
   AS RESTATED                  3,133,151    3,133,151     5,326,394     (6,919,657)    358,434         (814,183)

NET LOSS                                -            -             -     (1,039,100)          -                -
                                ---------   ----------    ----------   ------------     -------      -----------

BALANCE - DECEMBER 31, 1995     3,133,151    3,133,151     5,326,394     (7,958,757)    358,434          814,183

NET LOSS                                -            -             -              -           -                -
                                ---------   ----------    ----------   ------------     -------      -----------

BALANCE - DECEMBER 31, 1996     3,133,151   $3,133,151    $5,326,394   $ (7,958,757)    358,434      $   814,183
                                =========   ==========    ==========   ============     =======      ===========


                                     IN AND          TOTAL
                                    ADVANCES     STOCKHOLDERS'
                                       TO           EQUITY
                                   AFFILIATED    (DEFICIENCY)
                                  ------------   -----------
BALANCE - DECEMBER 31, 1993
   AS PREVIOUSLY STATED           $ (1,000,000)  $ 1,208,163

CONSTRUCTIVE DIVIDEND                        -      (999,564)
                                  ------------   -----------

BALANCE - DECEMBER 31, 1993
   AS RESTATED                      (1,000,000)      208,599


CHANGE IN MINORITY INTEREST                  -       447,733

TRANSFER OF PREFERRED STOCK
   FROM AFFILIATE                    1,000,000     1,000,000

ISSUANCE OF COMMON STOCK                     -       205,000

NET LOSS                                     -    (1,192,835)
                                  ------------   -----------

BALANCE - DECEMBER 31, 1994
   AS RESTATED                               -       668,497

RECLASSIFICATION DUE TO SALE
   OF SUBSIDIARIES                           -        57,208
                                  ------------   -----------

BALANCE - DECEMBER 31, 1994
   AS RESTATED                               -       725,705

NET LOSS                                     -    (1,039,100)
                                  ------------   -----------

BALANCE - DECEMBER 31, 1995                  -      (313,395)

NET LOSS                                     -             -
                                  ------------   -----------

BALANCE - DECEMBER 31, 1996        $         -   $  (313,395)
                                  ============   ===========


                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996        1995           1994
                                       ----------- -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                              $      -    $(1,039,100)  $(1,192,835)
 Adjustments to reconcile net loss
 to net cash (used in) provided by
 operating activities:

   Depreciation and amortization              -           -           26,956
   Loss on disposition of subsidiaries        -        901,600       775,508
   Loss on litigation settlement              -           -          256,367
   Loss on sale of property and
    equipment                                 -           -             -
   Equity in net income (loss) of
    affiliate                                 -           -          247,087
   Changes in:
    Other receivables                         -       (185,776)        3,726
    Other liabilities                         -        140,045       (13,209)
                                       ----------- -----------   -----------

      Net Cash (Used in) Provided
       by Operating Activities                -       (183,231)      103,600
                                       ----------- -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Payments on mortgage and notes               -           -         (108,879)
 Advances from related parties                -        180,263          -
                                       ----------- -----------   -----------

     Net Cash Provided by (Used In)
      Financing Activities                    -        180,263      (108,879)
                                       ----------- -----------   -----------

(DECREASE) IN CASH                            -         (2,968)       (5,279)

CASH - BEGINNING OF YEAR                      -          2,968         8,247
                                       ----------- -----------   -----------

CASH - END OF YEAR                     $      -    $      -      $     2,968
-------------------                    =========== ===========   ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                           1996        1995        1994
                                       ----------- ----------- -----------
  Cash paid during for year for:
   Interest                            $      -    $    24,088 $    28,397
                                       =========== =========== ===========


                Read accompanying notes to financial statements.

                    INTERNATIONAL MERCANTILE CORPORATION
                          STATEMENTS OF CASH FLOWS
                   AS OF DECEMBER 31, 1996, 1995 AND 1994


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

On November 17, 1995, the Company sold its insurance subsidiary, Washington Security Life Insurance Company f/k/a Frontier Insurance Company ("Washington") by transferring all of its stock in Washington for full satisfaction of a note owed to two former officers, cancellation of consulting agreements, and cancellation of all intercompany receivables and payables. In addition, the Company transferred its accrued rights to commissions due from the former third party administrator and all of the obligations of Ventana Corporation f/k/a C.J. Brown ("Ventana") held by the Company. The Company also received a mortgage executed by one of the Company's consultants in the amount of approximately $200,000. This amount was offset by a commission due the consultant as part of the purchase of the Company. The Company assigned all rights to Washington regarding litigation against Ventana and its officers. As a result of this sale, the Company incurred a loss of $1,652,689.



                Read accompanying notes to financial statements

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


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

          The Company currently has no operations. There were no material transactions or activity during 1996. All expenses of the Company were paid by the officers of the Company. The officers have waived reimbursement of these expenses for 1996.

        B Income Taxes
          The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No.
          109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company has a deferred tax asset of approximately $2,500,000 at December 31, 1996. A valuation allowance has been recognized for the full amount of the deferred tax asset since there is no assurance of future taxable income.

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

                    INTERNATIONAL MERCANTILE CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1996 AND 1995


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

NOTE  3 - SALE AND PURCHASE OF SUBSIDIARIES

          On April 15, 1994, Washington Security Life Insurance Company f/k/a Frontier Insurance ("Washington") entered into a stock purchase agreement to sell 100% of the common stock of International Financial Services Life Insurance Company ("IFSLIC"). The consideration received was based on the current market value of IFSLIC's total assets less the liabilities calculated on the statutory basis as of the closing date plus $1,155,000 in cash. The purchase price was based on the purchaser receiving valid licenses for the purchaser to transact business in 42 states. The Company had a loss on the sale in the amount of $775,508.

          On May 4, 1995, the Company exchanged all of the common stock owned by the Company in Universal Life Holding Corporation ("ULHC") for forgiveness of the notes and other payables owed by the Company to ULHC. The Company had a gain on the sale in the amount of $751,089.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


NOTE  4 - SALE AND PURCHASE OF SUBSIDIARIES (CONTINUED)

          Operating results of IMC's Discontinued operations for the years ended December 31, 1996, 1995, and 1994 are:

                                          1996        1995         1994
                                       ----------- ----------- -----------
          REVENUES                     $      -    $      -    $ 2,420,374
                                       =========== =========== ===========

          INCOME (LOSS) BEFORE TAXES
            Operating                         -           -       (864,489)

          Income Tax Provision
           (Benefit)                          -           -       (324,173)
                                       ----------- ----------- -----------

          NET INCOME (LOSS)            $      -    $      -    $(1,188,662)
                                       =========== =========== ===========


NOTE  5 - DUE TO RELATED PARTIES

          Certain officers and consultants of the Company paid expenses in the amount of $180,263 on behalf of the Company during 1995. The amount is due on demand and bears no interest. All expenses incurred during 1996 were paid by the officers of the Company and waived reimbursement.


NOTE  6 - MORTGAGE AND NOTES PAYABLE

          Mortgage and notes payable at December 31, 1996 and 1995 are as follows:

                                                    1996       1995
                                                ----------- ----------
          Notes payable - former stockholders,
           unsecured, interest only payable
           quarterly at 10.125%, due
           February 1993 and unpaid                  57,494     57,494
                                                 ---------- ----------
          TOTAL MORTGAGE AND NOTES PAYABLE       $   57,494 $   57,494
          --------------------------------       ========== ==========


NOTE  6 - LITIGATION

          As part of the sale of Washington, the Company transferred all of its rights to litigation against Ventana to Washington (See
          Note 3).

          The Company is a defendant from time to time in claims and lawsuits arising and of the normal course of business, none of which are expected to have a material adverse effect on the financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


NOTE  7 - ACQUISITIONS

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