Form 10-Q
period 1996-03-31
INTERNATIONAL MERCANTILE CORP
filed 1997-08-14
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                 Commission File Number
    March 31, 1996                                            0-7693
---------------------                                 ----------------------



                      INTERNATIONAL MERCANTILE CORPORATION
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


       Missouri                                            43-0970243
---------------------------                                --------------
(State or other jurisdiction                               (IRS Employer
of Incorporation of                                        Identification
Organization)                                              Number)


7979 Old Georgetown Road, Bethesda MD                      20814
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                 (301) 654-1980
                                 --------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

                            Yes          No     X
                               -----          -----

        Number of shares of Common Stock Outstanding March 31, 1996

                                   3,133,315
                                   ---------

                      INTERNATIONAL MERCANTILE CORPORATION


                               QUARTERLY REPORT

                             AS OF MARCH 31, 1996




                                    PART -1
                             FINANCIAL INFORMATION





                         ITEM 1- FINANCIAL INFORMATION




                      INTERNATIONAL MERCANTILE CORPORATION

                                 MARCH 31, 1996

                     INTERNATIONAL MERCANTILE CORPORATION
                                BALANCE SHEETS
                             AS OF MARCH 31, 1996
                                 (UNAUDITED)




             ASSETS
             ------                                            YEAR ENDED
                                                               DECEMBER 31,
                                                MARCH 31, 1996    1995
                                                -------------- -----------
             Cash                                      -               -
             Other Receivables                         -               -

             TOTAL ASSETS                        $     -        $      -
             ------------                        ===========    ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
             -----------------------------------------------


                                                   March 31        1995
                                                 -----------    ----------
             LIABILITIES
             Mortgage and Notes Payable               57,494        57,494

             Due to Related Parties                  180,263       180,263

             Other Liabilities                        75,638        75,638
                                                 -----------    ----------

                  TOTAL LIABILITIES                  313,395       313,395
                                                 -----------    ----------

             STOCKHOLDERS' EQUITY DEFICIENCY
             Common stock,
             $1 par value, 5,000,000
             shares authorized,
             3,133,151 shares
             issued and outstanding                3,133,151     3,133,151
             Capital in excess of par              5,326,394     5,326,394
             Deficiency                           (7,958,757)   (7,958,757)
                                                 -----------   -----------
                                                     500,788       500,788
             Less: Treasury stock at cost            814,183       814,183
                                                 -----------   -----------

             TOTAL STOCKHOLDERS' EQUITY
                            (DEFICIENCY)            (313,395)     (313,395)
                                                 -----------   -----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY
             (DEFICIENCY)                        $       -     $      -
             ------------                        ============  ===========

                Read accompanying notes to financial statements.
                                       2

INTERNATIONAL MERCANTILE CORPORATION
STATEMENTS OF OPERATIONS
FOR MARCH 31, 1996

                                               THREE MONTHS ENDING
                                                    MARCH 31
                                                      1996
                                               -------------------
REVENUE                                             $      -

GENERAL AND
ADMINISTRATIVE                                             -
                                                    ------------
LOSS BEFORE LOSS FROM SUBSIDIARIES
 AND LOSS ON DISPOSITION OF
 SUBSIDIARIES                                              -
LOSS FROM SUBSIDIARIES                                     -
                                                    ------------

LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                           -

LOSS ON DISPOSITION
OF SUBSIDIARIES                                            -
                                                    ------------

NET LOSS                                            $      -
--------                                            ============


NET LOSS PER COMMON SHARE
-------------------------

NET LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                    $        -

LOSS ON DISPOSITION OF
        SUBSIDIARIES                                         -
                                                    ------------

NET LOSS                                            $        -
--------                                            ============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
------------------
                                                       3,133,151
                                                    ============




                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


             CASH FLOWS FROM OPERATING ACTIVITIES:



              Net loss                                     $      -
              Adjustments to reconcile net loss
              to net cash (used in) provided by
              operating activities:

                Depreciation and amortization              $      -
                Loss on disposition of subsidiaries        $      -
                Loss on litigation settlement              $      -
                Loss on sale of property and
                 equipment                                 $      -
                Equity in net income (loss) of
                 affiliate
                 Changes in:
                 Other receivables                         $      -
                 Other liabilities                                -
                                                           -----------

               Net Cash (Used in) Provided
                    by Operating Activities
                                                                  -
                                                           -----------

             CASH FLOW FROM FINANCING ACTIVITIES:
              Payments on mortgage and notes
                                                                  -
             Advances from related parties

                                                           -----------

                  Net Cash Provided by (Used In)
                   Financing Activities

                                                           -----------

             (DECREASE) IN CASH                                    -
             CASH - BEGINNING OF YEAR                              -
                                                           -----------

             CASH - END OF QUARTER                         $       -
             --------------------------                    ===========




             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

               Cash paid during QUARTER for:
                Interest                                    $      -
                                                            ===========





                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                              AS OF MARCH 30, 1996


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


OPERATIONS

In January it was discovered that Ms. Hardy, without the consent or the approval of the board of directors management of Frontier Insurance or the Registrant, closed down the operations of Home America Mortgage Company and redirected all the company's business to her own company. The board is currently exploring it's legal options against Ms. Hardy.

Given the activities of Ms. Hardy all pending capital infusions associated with the Registrant and Home America were lost. The Board determined that the mortgage company was a large liability to the Registrant and in January the company sold Home America Mortgage Company to Continent Finance Corporation in exchange for Continent's agreement to pay for the operating expenses of the company.

In March of 1996 the company entered final settlement agreement with Bill and Bob Bruce, in which all the remaining insurance assets were given to them and all intercompany receivables and notes were canceled.

LIQUIDITY AND CAPITAL

There have been losses for the first quarter and liquidity remains very low. Cash flow from operations remains negative as they were for the previous year. There is no future revenue or liquidity expected from current operations or from the divesture of Frontier Life Insurance.

                         PART - 1 FINANCIAL INFORMATION

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1996


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

        HAMC ceased operations in 1995 and is currently inactive, the company has been sold to Continent Finance Corporation.

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

                      International Mercantile Corporation
                                 March 31, 1996
                            PART-2 OTHER INFORMATION

EXECUTIVE COMPENSATION


        No cash compensation, including bonuses and deferred compensation, was paid during the first Quarter of 1996 by IMC to any of its executive officers. No fees were paid to Board members for attending Board meetings during 1996. Shares of the Company's common stock may be issued to its officers representing the fair market value of services actually rendered by them without pay and as reimbursement for expenses actually incurred by them in the performance of their duties as officers of the Company.

                      International Mercantile Corporation
                                 March 31, 1996
                            PART-2 OTHER INFORMATION

ITEM 3 - EXHIBITS AND REPORTS ON FORM 8-K

FILING 8K

The Registrant plans to provide an 8k reporting the change of control of the Board of the company and the divestiture of Frontier Life Insurance.


In February of 1996 the Registrant filed an 8k reporting that the registrant had completed a transaction with Tech Technologies and Glen Afton farms. The transaction was not completed and there are no plans for further discussions between the parties.





SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON IT'S BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




INTERNATIONAL MERCANTILE CORPORATION



/s/ MAX APPLE
-----------------
MAX APPLE
CHAIRMAN




/s/ GREG DUTCHER
-----------------
GREG DUTCHER
SECRETARY