Form 10-Q
period 1996-06-30
INTERNATIONAL MERCANTILE CORP
filed 1997-08-14
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number
    June 30, 1996                                                 0-7693
---------------------                                    ----------------------


                      INTERNATIONAL MERCANTILE CORPORATION
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

       Missouri                                            43-0970243
---------------------------                                ---------------------
(State or other jurisdiction                               (IRS Employer
of Incorporation of                                        Identification
Organization)                                              Number)

7979 Old Georgetown Road, Bethesda MD                      20814
-------------------------------------                      -------------
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

        Number of shares of Common Stock Outstanding December 31, 1995

                                   3,133,315
                                   ---------

                      INTERNATIONAL MERCANTILE CORPORATION


                               QUARTERLY REPORT

                             AS OF JUNE 30, 1996




                                    PART -1
                             FINANCIAL INFORMATION





                         ITEM 1- FINANCIAL INFORMATION




                      INTERNATIONAL MERCANTILE CORPORATION

                                 June 30, 1996

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS
                              AS OF June 30, 1996
                                 (UNAUDITED)



             ASSETS
             ------                                            YEAR ENDED
                                                               DECEMBER 31,
                                                 June 30, 1996    1995
                                                 ------------- -----------
             Cash                                      -              -
             Other Receivables                         -              -

             TOTAL ASSETS                         $    -       $      -
             ------------                         ===========  ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
             -----------------------------------------------


                                                   June 30        1995
                                                  -----------  -----------
             LIABILITIES
             Mortgage and Notes Payable               57,494       57,494

             Due to Related Parties                  180,263      180,263

             Other Liabilities                        75,638       75,638
                                                  -----------  -----------

                  TOTAL LIABILITIES                  313,395      313,395
                                                  -----------  -----------

             STOCKHOLDERS' EQUITY DEFICIENCY
             Common stock,
             $1 par value, 5,000,000
             shares authorized,
             3,133,151 shares
             issued and outstanding                3,133,151    3,133,151
             Capital in excess of par              5,326,394    5,326,394
             Deficiency                           (7,958,757)  (7,958,757)
                                                  -----------  -----------
                                                     500,788      500,788
             Less: Treasury stock at cost            814,183      814,183
                                                  -----------  -----------

             TOTAL STOCKHOLDERS' EQUITY
                            (DEFICIENCY)            (313,395)    (313,395)
                                                  -----------  -----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY
             (DEFICIENCY)                         $      -     $      -
             ------------                         ===========  ===========

              Read accompanying notes to financial statements.
                                       2

INTERNATIONAL MERCANTILE CORPORATION
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS JUNE 30, 1996

                                               THREE MONTHS ENDING  SIX MONTH
                                                    June 30          JUNE 30
                                                       1996           1996
                                               -----------------   ----------
REVENUE                                              $      -           -

GENERAL AND
ADMINISTRATIVE                                              -           -
                                                     -----------   ----------
LOSS BEFORE LOSS FROM SUBSIDIARIES
 AND LOSS ON DISPOSITION OF
 SUBSIDIARIES                                               -           -
LOSS FROM SUBSIDIARIES                                      -           -
                                                     ----------    ----------

LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                            -           -

LOSS ON DISPOSITION
OF SUBSIDIARIES                                             -           -
                                                     ----------    ----------

NET LOSS                                             $      -           -
--------                                             ========================


NET LOSS PER COMMON SHARE
-------------------------

NET LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                     $      -           -

LOSS ON DISPOSITION OF
        SUBSIDIARIES                                        -           -
                                                     -----------   ----------

NET LOSS                                             $      -           -
--------                                             ========================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
------------------
                                                       3,133,151     3,133,151
                                                     ===========   ===========




                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED June 30, 1996


             CASH FLOWS FROM OPERATING ACTIVITIES:



              Net loss                                     $      -
              Adjustments to reconcile net loss
              to net cash (used in) provided by
              operating activities:


                Depreciation and amortization              $      -
                Loss on disposition of subsidiaries        $      -
                Loss on litigation settlement              $      -
                Loss on sale of property and
                 equipment                                 $      -
                Equity in net income (loss) of
                 affiliate
                 Changes in:
                 Other receivables                         $      -
                 Other liabilities                                -
                                                           ------------

               Net Cash (Used in) Provided
                    by Operating Activities
                                                                  -
                                                           ------------

             CASH FLOW FROM FINANCING ACTIVITIES:
              Payments on mortgage and notes
                                                                  -
             Advances from related parties

                                                           ------------
                  Net Cash Provided by (Used In)
                   Financing Activities

                                                           ------------

             (DECREASE) IN CASH                                    -
             CASH - BEGINNING OF YEAR                              -
                                                           ------------

             CASH - END OF QUARTER                         $       -
             --------------------------                    ============




             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


               Cash paid during QUARTER for:
                Interest                                    $      -
                                                            ===========





                Read accompanying notes to financial statements.
                                       5

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                              AS OF JUNE 30, 1996


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


OPERATIONS
The company is currently reviewing acquisition or merge candidates and hopes to present several opportunities to the Board in the coming months.




LIQUIDITY AND CAPITAL

There have been losses for the second quarter and liquidity remains very low. Cash flow from operations remains negative as they were for the previous year. There is no future revenue or liquidity expected from current operations.

                         PART - 1 FINANCIAL INFORMATION

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 June 30, 1996


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

                     International Mercantile Corporation
                                June 30, 1996
                          PART -2 OTHER INFORMATION

EXECUTIVE COMPENSATION

        No cash compensation, including bonuses and deferred compensation, was paid during the Second Quarter of 1996 by IMC to any of its executive officers. No fees were paid to Board members for attending Board meetings during 1996. Shares of the Company's common stock may be issued to its officers representing the fair market value of services actually rendered by them without pay and as reimbursement for expenses actually incurred by them in the performance of their duties as officers of the Company.





SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON IT'S BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



INTERNATIONAL MERCANTILE CORPORATION



/s/ MAX APPLE
-----------------
MAX APPLE
CHAIRMAN




/s/ GREG DUTCHER
-----------------
GREG DUTCHER
SECRETARY