Form 10-Q
period 1996-09-30
INTERNATIONAL MERCANTILE CORP
filed 1997-08-14
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                   Commission File Number
  September 30, 1996                                             0-7693
---------------------                                   ------------------------



                      INTERNATIONAL MERCANTILE CORPORATION
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

       Missouri                                            43-0970243
---------------------------                                ---------------------
(State or other jurisdiction                               (IRS Employer
of Incorporation of                                        Identification
Organization)                                              Number)

7979 Old Georgetown Road, Bethesda MD                      20814
-------------------------------------                      ---------------------
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

                                   3,133,315
                                   ---------

                      INTERNATIONAL MERCANTILE CORPORATION


                               QUARTERLY REPORT

                           AS OF SEPTEMBER 31, 1996




                                    PART -1
                             FINANCIAL INFORMATION





                         ITEM 1- FINANCIAL INFORMATION




                      INTERNATIONAL MERCANTILE CORPORATION

                               September 31, 1996

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS
                            AS OF September 31, 1996
                                 (UNAUDITED)




             ASSETS                                           YEAR ENDED
             ------                                           DECEMBER 31,
                                                SEPT 31, 1996    1995
                                                ------------- ------------
             Cash                                      -              -
             Other Receivables                         -              -

             TOTAL ASSETS                        $     -      $       -
             ------------                        ===========  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
             -----------------------------------------------


                                                   SEPT 31        1995
                                                 -----------  ------------
             LIABILITIES
             Mortgage and Notes Payable               57,494        57,494

             Due to Related Parties                  180,263       180,263

             Other Liabilities                        75,638        75,638
                                                 -----------  ------------

                  TOTAL LIABILITIES                  313,395       313,395
                                                 -----------  ------------

             STOCKHOLDERS' EQUITY DEFICIENCY
             Common stock,
             $1 par value, 5,000,000
             shares authorized,
             3,133,151 shares
             issued and outstanding                3,133,151     3,133,151
             Capital in excess of par              5,326,394     5,326,394
             Deficiency                           (7,958,757)   (7,958,757)
                                                 -----------  ------------
                                                     500,788       500,788
             Less: Treasury stock at cost            814,183       814,183
                                                 -----------  ------------

             TOTAL STOCKHOLDERS' EQUITY
                            (DEFICIENCY)            (313,395)     (313,395)
                                                 -----------  ------------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY
             (DEFICIENCY)                        $       -    $        -
             ------------                        ===========  ============

              Read accompanying notes to financial statements.
                                       2

INTERNATIONAL MERCANTILE CORPORATION
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS SEPT 31, 1996

                                               THREE MONTHS ENDING   NINE MONTH
                                                     Sept 31          Sept 31
                                                       1996             1996
                                               ------------------- ------------
REVENUE                                             $      -            -

GENERAL AND
ADMINISTRATIVE                                             -            -
                                                    ------------   -----------
LOSS BEFORE LOSS FROM SUBSIDIARIES
 AND LOSS ON DISPOSITION OF
 SUBSIDIARIES                                              -            -
LOSS FROM SUBSIDIARIES                                     -            -
                                                    ------------   -----------

LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                           -            -

LOSS ON DISPOSITION
OF SUBSIDIARIES                                            -            -
                                                    ------------   -----------

NET LOSS                                            $      -            -
--------                                            ==========================


NET LOSS PER COMMON SHARE
-------------------------

NET LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                    $      -            -

LOSS ON DISPOSITION OF
        SUBSIDIARIES                                       -            -
                                                    ------------   -----------

NET LOSS                                            $      -            -
--------                                            ==========================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
------------------
                                                       3,133,151     3,133,151
                                                    ============   ===========




                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED Sept 31, 1996


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
                                                           ------------

               Net Cash (Used in) Provided
                    by Operating Activities
                                                                  -
                                                           ------------

             CASH FLOW FROM FINANCING ACTIVITIES:
              Payments on mortgage and notes
                                                                  -
             Advances from related parties

                                                           ------------

                  Net Cash Provided by (Used In)
                   Financing Activities

                                                           ------------

             (DECREASE) IN CASH                                    -
             CASH - BEGINNING OF YEAR                              -
                                                           ------------

             CASH - END OF QUARTER                         $       -
             --------------------------                    ============




             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


               Cash paid during QUARTER for:
                Interest                                   $       -
                                                           ============





                Read accompanying notes to financial statements.
                                       5

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                            AS OF September 31, 1996


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


OPERATIONS
The company had reviewed the merger of three companies but given the financial requirements of the transaction has decided to pass.




LIQUIDITY AND CAPITAL

There have been losses for the second quarter and liquidity remains very low. Cash flow from operations remains negative as they were for the previous year. There is no future revenue or liquidity expected from current operations.

                         PART - 1 FINANCIAL INFORMATION

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                               September 31, 1996


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

                     International Mercantile Corporation
                                Sept 31, 1996
                          PART -2 OTHER INFORMATION
ITEM 1

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