Form 10-Q
period 1997-03-31
INTERNATIONAL MERCANTILE CORP
filed 1997-08-14
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
   March 31, 1997                                                  0-7693
---------------------                                     ----------------------



                      INTERNATIONAL MERCANTILE CORPORATION
             (Exact name of Registrant as specified in its charter)

       Missouri                                            43-0970243
---------------------------                                ---------------------
(State or other jurisdiction                               (IRS Employer
of Incorporation of                                        Identification
Organization)                                              Number)

7979 Old Georgetown Road, Bethesda MD                      20814
------------------------------------                       ----------
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

        Number of shares of Common Stock Outstanding December 31, 1996

                                  3,133,315
                                  ---------

                      INTERNATIONAL MERCANTILE CORPORATION


                               QUARTERLY REPORT

                             AS OF MARCH 31, 1997




                                    PART -1
                             FINANCIAL INFORMATION





                         ITEM 1- FINANCIAL INFORMATION




                      INTERNATIONAL MERCANTILE CORPORATION

                                 March 31, 1997

                     INTERNATIONAL MERCANTILE CORPORATION
                                BALANCE SHEETS
                             AS OF March 31,1997
                                 (UNAUDITED)



             ASSETS
             ------                                            YEAR ENDED
                                                               DECEMBER 31,
                                                MARCH 31,1997     1996
                                                -------------  ----------
             Cash                                      -              -
             Other Receivables                         -              -

             TOTAL ASSETS                         $    -        $     -
             ------------                         =========     =========



             LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
             -----------------------------------------------
                                                    MARCH 31       1996
                                                  -----------  -----------
             LIABILITIES
             Mortgage and Notes Payable              57,494        57,494

             Due to Related Parties                 380,263       180,263

             Other Liabilities                       75,638        75,638
                                                  -----------  -----------

                  TOTAL LIABILITIES                 513,395       313,395
                                                  -----------  -----------

             STOCKHOLDERS' EQUITY DEFICIENCY
             Common stock,
             $1 par value, 5,000,000
             shares authorized,
             3,133,151 shares
             issued and outstanding                3,133,151    3,133,151
             Capital in excess of par              5,326,394    5,326,394
             Deficiency                           (7,958,757)  (7,958,757)
                                                  -----------  -----------
                                                     500,788      500,788
             Less: Treasury stock at cost            814,183      814,183
                                                  -----------  -----------

             TOTAL STOCKHOLDERS' EQUITY
                            (DEFICIENCY)            (513,395)    (313,395)
                                                  -----------  -----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY
             (DEFICIENCY)                         $      -     $      -
             ------------                         ===========  ===========

              Read accompanying notes to financial statements.

INTERNATIONAL MERCANTILE CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS MARCH 31, 1997

                                               THREE MONTHS ENDING
                                                    MARCH 31
                                                       1997           1996
                                               -----------------   ---------
REVENUE                                              $     -            -

GENERAL AND
ADMINISTRATIVE                                             -            -
                                                     -----------   ----------
LOSS BEFORE LOSS FROM SUBSIDIARIES
 AND LOSS ON DISPOSITION OF
 SUBSIDIARIES                                              -            -
LOSS FROM SUBSIDIARIES                                     -            -
                                                     ----------    ----------

LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                           -            -

LOSS ON DISPOSITION
OF SUBSIDIARIES                                            -            -
                                                     ----------    ----------

NET LOSS                                             $     -            -
--------                                             ========================


NET LOSS PER COMMON SHARE
-------------------------

NET LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                     $       -          -

LOSS ON DISPOSITION OF
        SUBSIDIARIES                                         -          -
                                                     -----------   -----------

NET LOSS                                             $       -          -
--------                                             =========================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
------------------
                                                       3,133,151     3,133,151
                                                     ===========   ===========




                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

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

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                              AS OF March 31, 1997


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


OPERATIONS
The company continues to review merger candidates.



LIQUIDITY AND CAPITAL

There have been losses for the second quarter and liquidity remains very low. Cash flow from operations remains negative as they were for the previous year. There is no future revenue or liquidity expected from current operations.

                         PART - 1 FINANCIAL INFORMATION

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 March 31, 1997


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

                      International Mercantile Corporation
                                 March 31, 1997
                           PART -2 OTHER INFORMATION
ITEM 1

EXECUTIVE COMPENSATION

        No cash compensation, including bonuses, was paid during the First Quarter of 1997 by IMC to any of its executive officers. No fees were paid to Board members for attending Board meetings during 1997 however all such fees, expenses and compensation have been deferred on the books of the company in accordance with the terms of the agreements signed by the company . Shares of the Company's common stock may be issued to its officers representing the fair market value of services actually rendered by them without pay and as reimbursement for expenses actually incurred by them in the performance of their duties as officers of the Company.





SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON IT'S BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



INTERNATIONAL MERCANTILE CORPORATION



/s/ MAX APPLE
-----------------
MAX APPLE
CHAIRMAN




/s/ GREG DUTCHER
-----------------
GREG DUTCHER
SECRETARY