Form 10-Q
period 1997-06-30
INTERNATIONAL MERCANTILE CORP
filed 1997-08-14
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                Commission File Number
   June 30, 1997                                              0-7693
---------------------                                ----------------------

                      INTERNATIONAL MERCANTILE CORPORATION
             (Exact name of Registrant as specified in its charter)

       Missouri                                      43-0970243
---------------------------                          --------------
(State or other jurisdiction                         (IRS Employer
of Incorporation of                                  Identification
Organization)                                        Number)

7979 Old Georgetown Road, Bethesda MD                  20814
------------------------------------                 ----------
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

                 Yes                              No   X
                     ----                            ----

         Number of shares of Common Stock Outstanding December 31, 1996

                                   3,133,315
                                   ---------

                      INTERNATIONAL MERCANTILE CORPORATION


                                QUARTERLY REPORT

                              AS OF JUNE 30, 1997




                                    PART -1
                             FINANCIAL INFORMATION





                         ITEM 1- FINANCIAL INFORMATION




                      INTERNATIONAL MERCANTILE CORPORATION

                                 June 30, 1997

                     INTERNATIONAL MERCANTILE CORPORATION
                                BALANCE SHEETS
                              AS OF JUNE 30,1997
                                 (UNAUDITED)




             ASSETS
             ------                                            YEAR ENDED
                                                              DECEMBER 31,
                                               JUNE 30, 1997      1996
                                               -------------  -------------
             Cash                                      -              -
             Other Receivables                         -              -

             TOTAL ASSETS                        $     -       $      -
             ------------                        ==========    ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
             -----------------------------------------------


                                                    JUNE 30       1996
                                                 ------------  ----------
             LIABILITIES
             Mortgage and Notes Payable              57,494        57,494

             Due to Related Parties                 580,263       180,263

             Other Liabilities                       75,638        75,638
                                                -----------  ------------

                  TOTAL LIABILITIES                 713,395       313,395
                                                -----------  ------------

             STOCKHOLDERS' EQUITY DEFICIENCY
             Common stock,
             $1 par value, 5,000,000
             shares authorized,
             3,133,151 shares
             issued and outstanding                3,133,151    3,133,151
             Capital in excess of par              5,326,394    5,326,394
             Deficiency                           (7,958,757)  (7,958,757)
                                                  ----------   ----------
                                                     500,788      500,788
             Less: Treasury stock at cost            814,183      814,183
                                                  ----------   ----------

             TOTAL STOCKHOLDERS' EQUITY
                            (DEFICIENCY)            (713,395)    (313,395)
                                                  ----------   ----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY
             (DEFICIENCY)                         $      -     $      -
             ------------                         ===========  ==========

              Read accompanying notes to financial statements.
                                       2

INTERNATIONAL MERCANTILE CORPORATION
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS JUNE 30, 1997

                                             THREE MONTHS ENDING   SIX MONTHS ENDING
                                                    JUNE 30             JUNE 30
                                                     1997                 1997
                                             -------------------   -----------------
REVENUE                                              $     -            -

GENERAL AND
ADMINISTRATIVE                                             -            -
                                                     -----------    ----------
LOSS BEFORE LOSS FROM SUBSIDIARIES
 AND LOSS ON DISPOSITION OF
 SUBSIDIARIES                                              -            -
LOSS FROM SUBSIDIARIES                                     -            -
                                                     -----------    ----------

LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                           -            -

LOSS ON DISPOSITION
OF SUBSIDIARIES                                            -            -
                                                     -----------    ----------

NET LOSS                                             $     -            -
--------                                             ========================


NET LOSS PER COMMON SHARE
-------------------------

NET LOSS BEFORE LOSS ON DISPOSITION
 OF SUBSIDIARIES                                     $       -          -

LOSS ON DISPOSITION OF
        SUBSIDIARIES                                         -          -
                                                     -----------    ----------

NET LOSS                                             $      -           -
--------                                             =========================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     3,133,151     3,133,151
------------------                                   ===========    ==========




                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                              AS OF June 30, 1997


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


OPERATIONS
The company continues to review merger candidates.



LIQUIDITY AND CAPITAL

There have been losses for the second quarter and liquidity remains very low. Cash flow from operations remains negative as they were for the previous year. There is no future revenue or liquidity expected from current operations.

                         PART - 1 FINANCIAL INFORMATION

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 June 30, 1997


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

                      International Mercantile Corporation
                                 June 30, 1997
                           PART -2 OTHER INFORMATION
ITEM 1

EXECUTIVE COMPENSATION

             No cash compensation, including bonuses, was paid during the Second Quarter of 1997 by IMC to any of its executive officers. No fees were paid to Board members for attending Board meetings during 1997 however all such fees, expenses and compensation have been deferred on the books of the company in accordance with the terms of the agreements signed by the company . Shares of the Company's common stock may be issued to its officers representing the fair market value of services actually rendered by them without pay and as reimbursement for expenses actually incurred by them in the performance of their duties as officers of the Company.




SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON IT'S BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



INTERNATIONAL MERCANTILE CORPORATION



/s/ MAX APPLE
-----------------
MAX APPLE
CHAIRMAN




/s/ GREG DUTCHER
-----------------
GREG DUTCHER
SECRETARY