Form 10-Q
period 1997-09-30
INTERNATIONAL MERCANTILE CORP
filed 1997-11-14
CIK 51387

`

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                           Commission File Number
      September 30, 1997                                     0-7693
     ---------------------                           ----------------------



                      INTERNATIONAL MERCANTILE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Missouri                                           43-0970243
----------------------------                         ------------------
(State or other jurisdiction                         (IRS Employer
of Incorporation of                                  Identification
Organization)                                        Number)


Po Box 340 Olney  MD                                       20832
---------------------                                      -----
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

Number of shares of Common Stock Outstanding September 30, 1997

                             Approximately 2,100,000
                             -----------------------

                      INTERNATIONAL MERCANTILE CORPORATION


                                QUARTERLY REPORT

                            AS OF SEPTEMBER 30, 1997




                                     PART -1
                              FINANCIAL INFORMATION





                          ITEM 1- FINANCIAL INFORMATION




                      INTERNATIONAL MERCANTILE CORPORATION

                               September 30, 1997

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS
                             AS OF September 30,1997

ASSETS
------
CURRENT
                                       Sept 30          1996
                                     -----------     -----------
Cash                                     251,391           -
Notes receivable(1)                       70,200           -
Due from Affiliates                       90,000           -
Investment in Affiliates(2)           10,950,000
Stock Holdings(3)                        120,000
Preferred Stock Investment(4)         20,000,000           -
Other receivables                        340,000           -
                                     $       -       $     -
                                     ===========     ===========
                                     $31,821,391
ASSETS
OTHER
Furniture, fixtures &
Intangibles                              109,000
                                     ===========     ===========
TOTAL ASSETS                         $31,930,391


 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
 -----------------------------------------------

                                         Sept 30        1996
                                     -----------     -----------
LIABILITIES
Accountants Payable                      200,000
Income Tax Payable                        92,000
Other Liabilities                            -            75,638
                                     -----------     -----------

TOTAL SHORT TERM LIABILITIES             292,000         313,395
                                     -----------     -----------

LONG TERM LIABILITIES
Mortgage and Notes Payable                   -            57,494
Due to Related Parties(5)                845,263         180,263
Valuation Reserve(6)                  24,000,000           -
Deferred Income Taxes                     35,001           -
                                     -----------     -----------
TOTAL LIABILITIES                     25,172,264
                                     ===========     ===========

STOCKHOLDERS' EQUITY DEFICIENCY
Common stock, $1 par value,
5,000,000 shares
authorized, 2,100,000 shares
issued and outstanding                 2,100,000       3,133,151
Additional Paid in Capital             4,658,127
Capital in excess of par {1996}        5,326,394       5,326,394
Deficiency Aggregate                  (7,958,757)     (7,958,757)
                                     -----------     -----------
                                       4,125,764         500,788
Less: Treasury stock at cost            (814,183)       (814,183)
                                     -----------     -----------

TOTAL STOCKHOLDERS' EQUITY             3,311,581        (313,395)
                                     -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
                                     $31,930,391     $     -
---------------------                ===========     ===========

                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS
                        FOR THE Nine MONTHS Sept 30, 1997





                                     NINE MONTHS ENDING  SIX MONTHS ENDING
                                        September 30        JUNE 30
                                            1997              1997
                                         ----------      -----------
REVENUE                                                          -
   Broker Fees                              243,042              -
   Dividend income                           15,000
   Gain on sale of Loans                    486,131
   Mis Income                                 3,629
   Net Branch fees                              617
   Other Mortgage Fees                       12,011
   Interest Income                            2,953
                                                -                -
                                         ----------      -----------
 Total Revenues                             721,410


Expenses
   General Adm.                               2,023
   Insurance                                  2,225
   Interest                                   6,977
   Licenses & Permits                         8,642
   Management Fees                           67,092
   Marketing Fees                             3,379
   Misc                                       1,682
   Mortgage Expenses                         20,921
   Occ. Exp.                                 17,229
   Payroll Taxes                             75,032
   Professional Exp                          33,425
   Accrued Professional fees                200,000
   Selling exp.                               2,471
   Taxes                                        371
   Telephone                                  3,692
   Wages                                    157,629
                                         ----------
Total                                       602,790

PRE TAX NET Income                       $  118,620
------------------                       ==========

INCOME EXPENSE                           $    7,412
                                         ==========


NET INCOME                               $  111,208
                                         ==========


NET PER COMMON SHARE                           .053              -
--------------------


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING(7)                    $2,100,000        3,133,151
---------------------                    ==========      ===========



                Read accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED Sept 30, 1997




Cash flows from operating activities,
Net income, per Income statement
Adjustments to reconcile net Income (loss)
to cash provided by operations:                                  $145,027.95


              Depreciation                                        $22,979.25
              Amortization                                        $12,343.50
              Increase (decrease) in payroll advances                (400.00)
              (Increase) decrease In prepaid deposits              $2,375.78
              Increase (decrease) In accounts payable                $260.00
              Increase (decrease) in income taxes payable         $86,227.80
              Increase (decrease) In payroll taxes payable           $662.19
              (increase) decrease In accounts receivable           $5,292.70)
              (increase) decrease in interest receivable           $2,882.00
              --------------------------------------------------------------------
        Net cash provided by (used for) operating activities     $267,085.77

Cash flows from Investing activities
        Increase (decrease) in cash from sale of fixed assets      $1,395.00
        (Increase) decrease In loans receivable                  $102,234.71)
        (increase) decrease in notes receivable                 ($169,338.56)
        Cash paid for IMTL stock                                ($471,637.40)
                              ----------------------------------------------------
        Not cash provided by (used for) investing activities    ($741,813.67)

        Cash flows from financing activities
        Increase in line of credit                               $200,000.00
                                  ------------------------------------------------

        Net cash provided by (used for) financing activities     $200,000.00
                             -----------------------------------------------------
Increase (decrease) In cash                                      ($74,747.90)

Cash at beginning of the year                                    $526,139.24
                             -----------------------------------------------------

Cash at end of the period                                        $251,391.34

FOOTNOTES

(1) Due from private company for Letter of Credit.
(2) IMTL has acquired 100% of HAMC and 50% of University Mortgage Inc., with an option for the balance.
(3) common public stock in Globe Link Tech.
(4) preferred stock holding in MBHC.
(5) accrued salaries, legal and professional fees.
(6) management has setup a valuation reserve on it equity holdings against valuation and market risk.
(7) due to the reverse split management has not received a new shareholder list.




                 Read accompanying notes to financial statement

                      INTERNATIONAL MERCANTILE CORPORATION
                                  Sept 30, 1997






SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


OPERATIONS

The company continues to review merger candidates. In September the company has reacquired Home America Mortgage Company and plans to reactivate the mortgage operations of the company. In this same month the company acquired on a fully diluted basis 50% of common interest in University Mortgage Inc., through a preferred stock investment. In addition the company has acquired a $20 mm preferred stock interest in Mortgage Bankers Holding Corp. All of the companies have been acquired from Continent Finance Company for stock of International Mercantile Corporation.


LIQUIDITY AND CAPITAL

The Company is no longer operating at a loss. Cash flow have improved from operations and is now positive. There are now revenues and the company's liquidity is expected to grow throw current operations. Although cash flow will improve the net income per share may not improve because employment agreements executed with sellers.

                         PART - 1 FINANCIAL INFORMATION

                      MANAGEMENT DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  Sept 30, 1997




The Company has suffered severe losses for the past six years. Management and the Board had not been able to secure working capital for the Company from outside debt or equity funding sources. However During the past Quarter the new Board and officers of the company have caused the acquisition of interests in several mortgage operations and plan to grow the company through acquisitions.

Management has spent considerable time and effort to bring the Company's public securities filings current so as to allow it to acquire other operating companies. Management has started to work with several investment bankers to help with the company's liquidity needs.

International Mercantile Corporation plans to establish itself as a leading provider of growth-based financial services and products, through Home America Mortgage Company, University Mortgage Inc., and it's affiliated company, Mortgage Bankers Holding Corp. Management believes it has laid the foundation for aggressive growth though acquisition.

University Mortgage Inc. is a fully licensed mortgage lender specializing in 125% LTV loans, various credit profile mortgages and conventional loans. These loans are used for home improvements and/or debt consolidation and are either eligible for HUD Insurance under the FHA Title I program, or are issued under an uninsured conventional Title I "look-alike" program. UMI is an approved correspondent of several investors to whom it sells its Title I and conventional "look-alike" loan production on a non-recourse, servicing-released basis.

International Mercantile Corporation's goal through HAMC, UMI and MBHC is to become a leading consumer finance company in the Mid-Atlantic area. The company has chosen to pursue a low-risk expansion plan to develop business from a loan origination network consisting of mortgage brokers, financial planners, home-improvement dealers, and small-bank and thrift correspondents. The company will also look to start a Securitization program. In the normal course of its business, IMTLs mortgage operations generally sell loans which it has made to unrelated third party investors through the (i) sale of individual loans; (ii) bulk sale of several loans; and later the (iii) securitization of an entire portfolio of loans. The diversification of its funding base through securitization is an important objective of IMTL. In the typical subordination structure, the Company, as the holder of the residual interest in the trust, will be entitled to receive all of the remaining interest in the loans at the time of the termination of the trust.

Regulation. The consumer home equity lending business is highly regulated by both federal and state laws.

To bring operational capability and positive cash flow to IMTL, management will seek to acquire assets that will improve the overall financial picture of the Company. Although the net book value and the cash flows of the company may improve there is no guarantee that income per share will improve because of employment agreements executed with the sellers of companies acquired by IMTL. Management has restructured the capital stock of the Company by reducing the total number of outstanding common shares through a 31 to 1 reverse split. This plan of acquisition and reorganization was done to help insure shareholder value and increase the company's balance sheet. This should put the Company in a better position to attract working capital from debt and equity sources and viable acquisition candidates. There is absolutely no assurance that any or all of these steps can be successfully completed.

The Company has ongoing cash demands and Management has agreed to be paid in stock to minimize the cash burden to the Company. There are several advisors, consultants and professionals who are due fees, and management plans to fulfill these responsibilities first, since these advisors, professionals and consultants are necessary to bring the Company's public filings current and inject working capital and operational assets into the Company.


OTHER INFORMATION

REPORTS

On November 12 the registrant caused to be filed an 8K outlining the nature and purpose of several transactions which occurred during the quarter. The nature of these transaction were as follows: In July of 1997 the Board of Registrant approved the reverse split of the company's outstanding stock in an effort to attract additional capital, possible acquisition candidates and stabilize the company's market price. Immediately after the reverse split the company acquired Home America Mortgage Company and a 50% preferred stock voting interest in University Mortgage Inc. for 1,000,000 shares of the company's common stock. As a result of these acquisitions the company's balance sheet increased.

On September 30, 1997 the company acquired 200,000 shares of preferred stock, par value $100.00, of Mortgage Bankers Holding Corp. for 500,000 shares of the company's common stock, with rights to 2,000,000 additional shares subject to terms and conditions of the agreement.




SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON IT'S BEHALF BY THE UNDERSIGNED THERE UNTO DULY AUTHORIZED.


INTERNATIONAL MERCANTILE CORPORATION



-------------------------
MAX APPLE
CHAIRMAN


-------------------------

SECRETARY