Form 10QSB/A
period 1997-03-31
INTERNATIONAL MERCANTILE CORP
filed 1998-07-09
CIK 51387

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                FORM 10-QSB/A

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended March 31, 1997.


[ ] Transition  report  pursuant to Section 13 or 15 (d) of the  Securities
    Exchange Act of 1934.

    For the transition period from              to


                  Commission File Number: 0-7693


                         INTERNATIONAL MERCANTILE CORPORATION
         -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            MISSOURI                                  43-0970243
       -------------------------------------------------------------------
       (State or other jurisdiction                  (I.R.S. Employer
       incorporation or organization)                Identification No.)


                   7979 Old Georgetown Road, Bethesda MD
                   -------------------------------------------
                    (Address of principal executive offices)

                                  301-654-1980
                          ---------------------------
                           (Issuer's telephone number)


                                (Not Applicable)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days.

     Yes [ ]    No [x]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     3,133,151 Common  Shares  as of  March 31, 1997

    Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the period ended March 31, 1997 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1997.

                         INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)
                                  BALANCE SHEET

                                           December 31,         March 31,
                                             1996                1997
                                                             (Unaudited)
                                        -------------       -------------
                                     Assets

 Current assets
  Cash and cash equivalents             $  -0-             $    -0-
                                           ----                -----
  Current assets                           -0-                  -0-


Total assets                            $  -0-             $    -0-
                                           ====                 ====

                      Liabilities and Stockholders' Equity

Current liabilities

   Notes payable                     $    57,494        $    57,494
   Due to related parties                180,263            180,263
   Accrued expenses                       75,638            275,638
                                     -----------         ----------
Total current liabilities                313,395            513,395

Capital stock
  Common  stock
   -authorized  5,000,000
   common shares, par value
   $1.00 per share, at December 31,
   1996 and March 31, 1997
   the common shares  outstanding
   were 3,133,151 and 3,133,151
   respectively.                       3,133,151          3,133,151


Additional paid in capital             5,326,394          5,326,394
Deficit                               (7,958,757)        (8,158,757)
                                       ----------         ----------
Total stockholders' equity               500,788            300,788
Less: Treasury stock at cost            (814,183)          (814,183)
                                       ----------         ----------
Total stockholders' equity               313,395            513,395
                                       ----------         ----------
Total liabilities
 and stockholders' equity            $     -0-         $      -0-
                                       ==========         ==========

                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                         (A development stage company)
                            STATEMENT OF OPERATIONS

                                      For the three         For the three
                                       months ended         months ended
                                        March 31,             March 31,
                                           1996                 1997
                                       (Unaudited)         (Unaudited)
                                      ------------         ------------

Revenue                                 $   -0-              $ -0-
Less cost of
 goods sold                                 -0-                -0-
                                      ------------        ------------
Gross profit                                -0-                -0-

Operations:
  General and
   administrative                           -0-              200,000
  Depreciation and
   amortization                             -0-                -0-
                                      ------------        ------------
Total expenses                              -0-              200,000

Net income (loss)                           -0-             (200,000)



 Net income (loss)
  per share                                   $.00              ($.06)
                                        ============        ============
Total number of
 shares outstanding                      3,133,151            3,133,151
                                        ============        ============

                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                      For the three         For the three
                                       months ended         months ended
                                        March 31,             March 31,
                                           1996                 1997
                                       (Unaudited)         (Unaudited)
                                      ------------         ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES
Net profit (loss)                        $ -0-             $  (200,000)
Amortization and
 depreciation                              -0-                   -0-

Adjustments to
 reconcile net
  income to net
  Accrued expenses                         -0-                 200,000
                                        ------------         ------------
TOTAL CASH FLOWS
FROM OPERATIONS                            -0-                   -0-



NET INCREASE
(DECREASE) IN CASH                         -0-                   -0-
CASH BALANCE
BEGINNING OF PERIOD                        -0-                   -0-
                                        ------------         ------------
CASH BALANCE END
 OF PERIOD                              $  -0-         $         -0-
                                        ============        =============

                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)

                                            Additional
                         Common    Common    Paid-in    Retained   Treasury
                         Stock     Stock     capital    Earnings     Stock          Total
                       ---------- ---------  ---------  ---------  --------      ---------

01-01-1996             3,133,151 $3,133,151 $5,326,394  $(7,958,757)$(814,183)   $(313,395)
                       --------   ---------  ---------   ----------  --------     --------
12-31-1996             3,133,151 $3,133,151 $5,326,394  $(7,958,757)$(814,183)   $(313,395)

03-31-1997             Net loss                            (200,000)              (200,000)
                       --------   ---------  ---------   ----------  --------     --------
03-31-1997             3,133,151 $3,133,151 $5,326,394  $(8,158,757)$(814,183)   $(513,395)

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of International Mercantile Corporation, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


2. NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average total number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 3,133,151 and 3,133,151 for the quarters ended March 31, 1996 and 1997, respectively

4. ACCOUNTING FOR INCOME TAXES

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

5. MARKETABLE SECURITIES

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement") which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At January 31, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1996:


                                                                     Estimated
                                           Gross         Gross          Fair
                                        Unrealized     Unrealized      Market
                              Cost         Gains        Losses         Value
                           ---------   -------------  -----------   ------------
Cash                     $    -0-          $-0-           $-0-      $   -0-

                         -----------   -------------  -----------   ------------
Total cash and cash
   equivalents           $    -0-          $-0-           $-0-      $   -0-
                         ===========   =============  ===========   ============

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at March 31, 1997:


                                                                     Estimated
                                           Gross         Gross          Fair
                                        Unrealized     Unrealized      Market
                              Cost         Gains        Losses         Value
                           ---------   -------------  -----------   ------------
Cash                     $    -0-          $-0-           $-0-      $   -0-

                         -----------   -------------  -----------   ------------
Total cash and cash
   equivalents           $    -0-          $-0-           $-0-      $   -0-
                         ===========   =============  ===========   ============

3. Commitments and Contingencies

   a. Consulting agreements
    On           the Company entered into a consulting agreement with


     As of March 31, 1997, the Company has accrued $         pursuant to this
agreement.


   b. Lease of Office Space

     The Company occupies office space rent free on a month to month basis at 7979 Old Georgetown Road, Bethesda Maryland.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the three months ended March 31, 1996 and 1997
                 -------------------------------------------------

     Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

     Results of operations for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.
--------------------------------------------------------------------------------

     Revenues were $0 for the three months ended March 31, 1997 as compared to $0 for the three months ended March, 1996. Costs of goods sold for the three months ended March 31, 1997, were $0 as compared to $0 for the three months ended March 31, 1996 representing a cost of goods sold percentage of 0% for the three months ended March 31, 1997 as compared to 0% for the three months ended March 31, 1996. The cost of goods sold percentage during the first quarter of fiscal 1998 remains approximately consistent with the percentage during the first quarter of fiscal 1997.

     General and administrative costs for the three months ended March 31, 1997 were $200,000, an increase of 100.0% over expenses of $0 for the three months ended March 31, 1996.

     Liquidity and capital resources as of the end of the three months ended March 31, 1997.
--------------------------------------------------------------------------------

     The Company's cash balance was $-0- and working capital was a negative $513,395 as at March 31, 1997.

     The Company's primary short-term needs for capital, which are subject to change, are for the search for an operating business to be acquired or developed for the Company.

     Income tax: As of March 31, 1997, the Company has a tax loss carry-forward of $2,773,977. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to continue to accept funds from or accrue expenses incurred officers, directors and other related parties to continue the Company's existence and seek new business opportunities.

     The Company expects its capital requirements to increase over the next several years as it commences new search and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acqusitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in any business entered into.

     The Company believes that its available cash and cash from management contributions will be sufficient to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from any newly acquired or developed business operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INTERNATIONAL MERCANTILE CORPORATION
                                      (Registrant)

                                    By: /s/ MAX APPLE
                                       ------------------
                                       MAX APPLE
                                       PRESIDENT


 Dated: MAY 29, 1998