Form 10QSB/A
period 1997-06-30
INTERNATIONAL MERCANTILE CORP
filed 1998-07-09
CIK 51387

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                FORM 10-QSB/A

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended June 30, 1997.


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

     3,133,151 Common  Shares  as of  June 30, 1997

    Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the period ended June 30, 1997 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the six month periods ended June 30, 1996 and 1997.

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)
                                  BALANCE SHEET


                                           December 31,         June 30,
                                             1996                1997
                                                             (Unaudited)
                                        -------------       -------------
                                     Assets

 Current assets
  Cash and cash equivalents             $  -0-             $    -0-
                                           ----                -----
  Current assets                           -0-                  -0-


Total assets                            $  -0-             $    -0-
                                          ====                 ====

                      Liabilities and Stockholders' Equity

Current liabilities

   Notes payable                     $    57,494        $    57,494
   Due to related parties                180,263            180,263
   Accrued expenses                       75,638            475,638
                                     -----------         ----------
Total current liabilities                313,395            713,395

Capital stock
  Common  stock
   -authorized  5,000,000
   common shares, par value
   $1.00 per share, at December 31,
   1996 and June 30, 1997
   the common shares  outstanding
   were 3,133,151 and 3,133,151
   respectively.                       3,133,151          3,133,151


Additional paid in capital             5,326,394          5,326,394
Deficit                               (7,958,757)        (8,358,757)
                                       ----------         ----------
Total stockholders' equity               500,788            100,788
Less: Treasury stock at cost            (814,183)          (814,183)
                                       ----------         ----------
Total stockholders' equity               313,395            713,395
                                       ----------         ----------
Total liabilities
 and stockholders' equity            $     -0-         $      -0-
                                       ==========         ==========

                 See accompanying notes to financial statements.

                         INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)
                            STATEMENT OF OPERATIONS


                                      For the six         For the six
                                       months ended         months ended
                                        June 30,             June 30,
                                           1996                 1997
                                       (Unaudited)         (Unaudited)
                                      ------------         ------------
Revenue                                 $   -0-              $ -0-
Less cost of
 goods sold                                 -0-                -0-
                                      ------------        ------------
Gross profit                                -0-                -0-

Operations:
  General and
   administrative                           -0-              400,000
  Depreciation and
   amortization                             -0-                -0-
                                      ------------        ------------
Total expenses                              -0-              400,000

Net income (loss)                           -0-             (400,000)



 Net income (loss)
  per share                                   $.00              ($.06)
                                        ============        ============
Weighted average number of
 shares outstanding                      3,133,151            3,133,151
                                        ============        ============

                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)
                            STATEMENT OF OPERATIONS


                                      For the three        For the three
                                       months ended         months ended
                                        June 30,             June 30,
                                           1996                 1997
                                       (Unaudited)         (Unaudited)
                                      ------------         ------------

Revenue                                 $   -0-              $ -0-
Less cost of
 goods sold                                 -0-                -0-
                                      ------------        ------------
Gross profit                                -0-                -0-

Operations:
  General and
   administrative                           -0-              200,000
  Depreciation and
   amortization                             -0-                -0-
                                      ------------        ------------
Total expenses                              -0-              200,000

Net income (loss)                           -0-             (200,000)



 Net income (loss)
  per share                                   $.00              ($.13)
                                        ============       ============
Total number of
 shares outstanding                      3,133,151            3,133,151
                                        ============        ============

                 See accompanying notes to financial statements.




                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                      For the six         For the six
                                       months ended         months ended
                                        June 30,             June 30,
                                           1996                 1997
                                       (Unaudited)         (Unaudited)
                                      ------------         ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES
Net profit (loss)                        $ -0-             $  (400,000)
Amortization and
 depreciation                              -0-                   -0-

Adjustments to
 reconcile net
  income to net
  Accrued expenses                         -0-                 400,000
                                        ------------         ------------
TOTAL CASH FLOWS
FROM OPERATIONS                            -0-                   -0-



NET INCREASE
(DECREASE) IN CASH                         -0-                   -0-
CASH BALANCE
BEGINNING OF PERIOD                        -0-                   -0-
                                        ------------         ------------
CASH BALANCE END
 OF PERIOD                              $  -0-         $         -0-
                                        ============        =============

                 See accompanying notes to financial statements.











                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)

                                       Additional
                    Common    Common    Paid-in    Retained   Treasury
                    Stock     Stock     capital    Earnings     Stock          Total
                  ---------- ---------  ---------  ---------  --------      ---------
01-01-1996         3,133,151 $3,133,151 $5,326,394  $(7,958,757)$(814,183) $ (313,395)
                    ---------  ---------  ---------   ----------  --------    --------
12-31-1996         3,133,151 $3,133,151 $5,326,394  $(7,958,757)$(814,183) $ (313,395)

07-07-1997(1)     (3,032,081)(3,032,081) 3,032,081                              -0-
08-20-1997(2)        330,000    330,000                                       330,000
08-20-1997(3)      1,000,000  1,000,000  5,321,391                          6,321,391
09-18-1997(4)      1,949,500  1,949,500                                     1,949,000
09-30-1997         Net loss                          (1,084,500)           (1,084,500)
                    ---------  ---------  ---------   ----------  --------    -------
09-30-1997         3,380,570 $3,380,570$13,679,866  $(8,358,757)$(814,183)$(6,802,996)
                   =========  ========= ==========   ==========   =======   =========

(1) Reverse split shares of common stock in a ratio of 31 to 1
(2) Issuance of shares in consideration of consulting services valued at $1.00 per share.
(3) Issuance of shares to Mortgage Bankers Holding Corporation in consideration for 200,000 shares of preferred stock valued at

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

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


2. NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average total number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 3,133,151 and 3,133,151 for the quarters ended June 30, 1996 and 1997, respectively

3. ACCOUNTING FOR INCOME TAXES

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

4 . MARKETABLE SECURITIES

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement") which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in six categories: held-to-maturity, trading and available- for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1996:


                                                                     Estimated
                                           Gross         Gross          Fair
                                        Unrealized     Unrealized      Market
                              Cost         Gains        Losses         Value
                           ---------   -------------  -----------   -----------
Cash                     $    -0-          $-0-           $-0-      $   -0-

                         -----------   -------------  -----------   -----------
Total cash and cash
   equivalents           $    -0-          $-0-           $-0-      $   -0-
                         ===========   =============  ===========   ===========

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at June 30, 1997:


                                                                     Estimated
                                           Gross         Gross          Fair
                                        Unrealized     Unrealized      Market
                              Cost         Gains        Losses         Value
                           ---------   -------------  -----------   -----------
Cash                     $    -0-          $-0-           $-0-      $   -0-

                         -----------   -------------  -----------   -----------
Total cash and cash
   equivalents           $    -0-          $-0-           $-0-      $   -0-
                         ===========   =============  ===========   ===========

3. Commitments and Contingencies

   a. Consulting agreements
    On           the Company entered into a consulting agreement with


    As of June 30, 1997, the Company has accrued $400,000 pursuant to this agreement.

   b. Lease of Office Space

    The Company occupies office space rent free on a month to month basis at 7979 Old Georgetown Road, Bethesda Maryland.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 for the six months ended June 30, 1996 and 1997
                -------------------------------------------------

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

     Results of operations for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.
--------------------------------------------------------------------------------

     Revenues were $0 for the six months ended June 30, 1997 as compared to $0 for the six months ended March, 1996. Costs of goods sold for the six months ended June 30, 1997, were $0 as compared to $0 for the six months ended June 30, 1996 representing a cost of goods sold percentage of 0% for the six months ended Marcgh 31, 1997 as compared to 0% for the six months ended June 30, 1996. The cost of goods sold percentage during the first quarter of fiscal 1998 remains approximately consistent with the percentage during the first quarter of fiscal 1997.

     General and administrative costs for the six months ended June 30, 1997 were $400,000, an increase of 100.0% over expenses of $0 for the six months ended June 30, 1996.

     Liquidity and capital resources as of the end of the six months ended
June 30, 1997.
--------------------------------------------------------------------------------

     The Company's cash balance was $-0- and working capital was a negative $513,395 as at June 30, 1997.

     The Company's primary short-term needs for capital, which are subject to change, are for the search for an operating business to be acquired or developed for the Company.

     Income tax: As of June 30, 1997, the Company has a tax loss carry-forward of $2,841,977. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to continue to accept funds from or accrue expenses incurred officers, directors and other related parties to continue the Company's existence and seek new business opportunities.

     The Company expects its capital requirements to increase over the next several years as it commences new search and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actionsregarding the Company's potential acqusitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in any business entered into.

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