Form 10-K
period 1997-12-31
INTERNATIONAL MERCANTILE CORP
filed 1998-07-16
CIK 51387

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                       Commission File Number
   December 31, 1997                                0-7693
----------------------------------------------------------


                      INTERNATIONAL MERCANTILE CORPORATION
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

       Missouri                                        43-0970243
-----------------------------------------------------------------
(State or other jurisdiction                          (IRS Employer
of Incorporation of                                   Identification
Organization)                                         Number)

PO BOX 340 OLNEY, Maryland                    20832
--------------------------                    -----
(Address of principal executive offices)              (Zip Code)

                                (301) 774-6913

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

Number of shares of Common Stock Outstanding December 31, 1997

                                  3,177,583
                                  ---------

                                     PART I

ITEM 1.           BUSINESS

      HISTORICAL

      International Mercantile Corporation, a Missouri corporation ("IMC", the "Company" or "Registrant") was incorporated on March 10, 1971, for the purpose of acquiring Frontier Insurance Company ("FIC" or "Frontier") and Universal Life Holding Corporation ("ULHC" or "Universal"). IMC effected these acquisitions on August 31, 1973. IMC subsequently acquired a controlling interest in Sterling Financial Corporation ("SFC"). Prior to 1997, the Company, through various transactions which have previously been reported in detail, divested itself of its entire ownership in FIC, ULHC and SFC.

      CURRENT

      The Company currently has two wholly owned subsidiaries, University Mortgage, Inc. ("UMI") and Home America Mortgage Company, ("HAMC"). The Company's principal business is the organization and sale of purchase, refinance, home equity, home improvement and debt consolidation loans from residential customers in Maryland, Virginia, Washington, D.C., Pennsylvania and Delaware. The Company does not retain any servicing rights on loans it originates.


      ACQUISITIONS OCCURRING IN 1997

      As of December 31, 1997, the Company completed a series of transactions between the Company, UMI, (Continent Finance Corporation "CFC"), and AB Securities, Inc. ( "ABS") for the acquisitions of HAMC and UMI. The Company issued and aggregate of 1,910,000 shares of common stock with a value in the aggregate of $2,250,000.

      The shares issuances were as follows:

      In January, 1997, an agreement was entered into by and between the UMI and CFC, whereby CFC caused to be issued 100,000 shares of common stock of the Company valued at $5.00 per share in consideration for all of the issued and outstanding capital stock of HAMC with a book value of $471,637. The recording of the transaction on UMI's books realized a gain of $28,363 for UMI.

      On August 1, 1997, the Company issued to CFC, 1,000,000 shares of common stock valued at $1.00 per share or $1,000,000 for all the issued and outstanding stock of HAMC and as a finders fee for the acquisition of UMI. HAMC is an inactive mortgage banking company which had a license to originate mortgages in the state of Louisiana.

      In November the Company issued to CFC 500,000 shares, with rights to 2,000,000 shares, for the acquisition of MBHC preferred stock. The deal was subject to independent audit review.

      Finally in December the Company completed it's deal with UMI and restructured it's agreements with CFC resulting in the 1,500,000 shares issued to date to CFC being done so in consideration for the UMI, IMTL transaction.

      In August, 1997, the Company issued 100,000 shares of common stock to UMI as part consideration for the anticipated acquisition. These shares of common stock were valued at the market price of $5.00 per share.

      On December 31, 1997, the Company issued to UMI 175,000 shares of common stock valued at $385,000 or $2.20 per share representing one half of the market price of the Company on December 31, 1997 as consideration.

      In addition, on December 31, 1997, the Company issued 135,000 shares of common stock to AB Securities, Inc. as collateral in consideration of the purchase of 6,000 shares of Class A preferred stock of ABS and a Note Payable in the principal amount of $300,000 due on or before March 31, 1998 with interest at 10%. These shares of common stock were part of the consideration of the purchase of UMI. The shares were valued at $135,000 or $1.00 per share.

      The number of shares of common stock issued to UMI is subject to adjustment if as of December 31, 1998 the market price of the shares of common stock is less then the purchase price.


      a.  ACQUISITION OF HOME AMERICAN MORTGAGE COMPANY

      HAMC was incorporated in the state of Louisiana on July 21, 1986 and is licensed by the state to operate as a mortgage originator and broker of conventional mortgages. As of December 31, 1997, HAMC had no assets, liabilities or valid licenses.

      HAMC was a former subsidiary of the Company's through having been a subsidiary of Frontier Insurance Company, ("FIC"). On November 17, 1995, the Company sold FIC and retained its interest in HAMC. In 1996, the Company sold HAMC to CFC in consideration for the forgiveness of certain debt and cash. On December 25, 1996, HAMC was sold by CFC to UMI and in January, 1997, the transaction with UMI was rescinded with HAMC being returned back to CFC. On August 1, 1997, the Company reacquired HAMC from CFC.

      b.  ACQUISITION OF UNIVERSITY MORTGAGE, INC.

      UMI is a mortgage banking company based in Chevy Chase, Maryland. UMI's principal business is the origination and sales of purchase, refinance, home equity, home improvement and debt consolidation loans from residential customers in Maryland, Virginia, Washington, D.C., Pennsylvania and Delaware. The Company does not retain any servicing rights on loans it originates.

      PRIVATE PLACEMENT

      In 1997, the Company offered for sale to persons who qualified as "accredited investors" as defined under Regulation D promulgated by the Securities and Exchange Commission a minimum of 25 Units and a maximum of 75 Units of its securities. 25 Units were offered on an all-or-none basis and the remaining 50 Units are being offered on a "best efforts basis". Each Unit consists of 10,000 shares of the Company's common stock.

      As of December 31, 1997, the Company had sold 22 Units for an aggregate consideration of $220,000. The offering was amended to reduce to minimum offering to 20 Units enabling the Company to receive the proceeds of $200,000 as of December 31, 1997.

      LOOKING FORWARD

      The Company is considered to be a development stage company with little operating history since January 1, 1996. The Company is dependent upon the financial resources of the Company's management for its continued existence. The Company will also be dependent upon its ability to raise additional capital to complete its plans for further acquisitions and its marketing program, acquire management talent, and working capital to engage in profitable business activity. Since its reorganization, the Company's activities have been limited to the acquisition of UMI and the preparation and sale of its private placement.

ITEM 2.   PROPERTIES

      The Company owned no real properties as of December 31, 1997 and owns none at the time of filing of this report.

ITEM 3. LEGAL PROCEEDINGS

      JANET L. MERTZ, EDWIN H. MERTZ, GLENN E. MERTZ, EDNA L. MERTZ, DENNY W. MERTZ AND VALERIE J. MERTZ VS. INTERNATIONAL MERCANTILE CORPORATION.

      On June 25, 1993, a Petition on Note was filed against IMC in the Circuit Court of Cole County, Missouri, seeking damages in the amount of $54,294.00, plus interest and attorney's fees, for default on numerous promissory notes. The Petition alleged that there were promissory notes issued by IMC in favor of the plaintiffs which were due in February, 1993, and which IMC had refused to pay. In June, 1994, the plaintiffs' Motion for Summary Judgment was granted and Judgment entered against IMC in the aggregate amount of $70,819.55. As of December 31, 1997, the judgment had not been satisfied and was still pending.




ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      There exists a market for IMC stock, which trades over the counter. Its trading symbol is IMTL. The bid and ask prices for IMC stock on December 31, 1997 were 5.00 and 5.5, respectively. A cash dividend has never been paid on the common stock.



      Transfer Agent and Registrar:


      Curt Hughe
      Interwest Transfer Agent
      1981 East 4800 South, Suite 100
      Salt Lake City, Utah   84117
      (801) 272-9294

ITEM 6.     SELECTED FINANCIAL DATA

      See attached financial statements.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the years of December 31, 1995, 1996 and 1997

     For the last six years, the Company has remained dormant while management was seeking new profitable business opportunities. During this dormant period, management has been responsible for providing for the required expenses to remain in existence.

As of December 31, 1996, the Company had examined various investment and business opportunities which upon the completion of a detailed due diligence process by management resulted in the decision not consummate.

On July 1, 1997, the Company entered into a series of transactions which resulted in the Company acquiring University Mortgage, Inc., ("UMI") and Home America Mortgage Company ("HAMC"). UMI's principal business is the origination and sale of purchase, refinance, home equity, home improvement and debt consolidation loans from residential customers in Maryland, Virginia, Washington, D.C., Pennsylvania and Delaware. HAMC presently holds an inactive license to do business in the state of Louisiana. The Company does not retain any servicing rights on loans it originates. The Company is actively seeking to grow through the acquisition of other active mortgage banking and mortgage brokering business. The Company has positioned itself to entertain new acquisitions by having available and developed various sources for mortgage funding and having acquired a warehouse line of credit through UMI and a unsecured line of credit. The Company anticipates that with the completion of a private placement begun in the 4th quarter 1997, the Company will be adequately funded to complete its plans for opening new offices off mortgage banking products and provide the working capital to continue as a going concern.

The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new mortgage products are successfully developed and introduced by the Company, market acceptance of current or new mortgage products, regulatory delays, competitive pressures on average interest rate pricing, changes in the mix of and mortgage products sold. Operating results would also be adversely affected by a downturn in the market for the Company's current and future mortgage products, change in interest rates, changes in the availability of end purchases of mortgage. Because the Company is continuing to increase its operating expenses for personnel, the Company's operating results would be adversely affected if its mortgage production did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although UMI has experienced growth in recent years, there can be no assurance that, in the future, the Company and UMI will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company's computer and other systems will not be adversely affected by the year 2000.

   Results of Operations for the Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996.
- --------------------------------------------------

   Revenues from any source were $-0- for the years ending December 31, 1996 and 1997. Costs processing mortgages were $-0- for the years ending December 31, 1996 and 1997.

   General and administrative costs for the year ended December 31, 1997 were $1,511,538, an increase of $1,511,538 over expenses of $-0- for the year ended December 31, 1996. These increased costs were the result of the Company issuing an aggregate of 946,500 shares of common stock in consideration for $956,500 in consulting fees, reimbursement for expenses paid by the officer's and Directors on behalf of the Company, and in settlement of litigation. The Company also accrued $360,000 in back salaries pursuant to various employment agreements and has paid additional expenses of $205,038.

   Litigation
  --------------------------------------------------
    On June 25, 1993, a Petition on Note was filed against the Company in the Circuit of Cole County, Missouri, seeking damages ion the amount of $54,294 plus interestand attorney's fees, for default on numerous promissory notes. The Petition alleged that there were promissory notes issued by the Company in favor of Plaintiffs, Janet L. Mertz, Edwin H. Mertz, Glenn E. Mertz, edna L. Mertz, Danny W. Mertz and Valerie J. Mertz which were due in February, 1993, and which the Company has refused to pay. In June, 1994, the Plaintiffs Motion for Summary Judgment was granted and Judgment was entered against the Company in the aggregate amount of $70,820. As of December 31, 1997, the Judgment was not satisfied and is still pending.

     Results of Operations for the Year ended December 31, 1996 as Compared to the Year ended December 31, 1995.
- --------------------------------------------------
     Revenues from any source were $-0- for the years ending December 31, 1996 and 1997. Cost processing mortgages were $-0- for the years ending December 31, 1996 and 1997.

     General and administrative costs for the year ended December 31, 1996 were $-0-, a decrease of $235,619 over expenses of $235,619 for the year ended December 31, 1996. These decreased costs were the result of the Company remaining in a dormant mode.

     Liquidity and Capital Resources as of the End of Fiscal Year Ended December 31, 1996.
- ------------------------------------------------------------------------------

The Company cash balance is $-0- and incurred negative working capital of $313,395 as of the end of fiscal 1996.

Income tax: As of December 31, 1996, the Company had a tax loss carry-forward of $7,958,757. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     Liquidity and Capital Resources as of the End of Fiscal Year, December 31, 1997.
- --------------------------------------------------
     The Company increased its cash balance to $290,951 and incurred negative working capital of $996,000 as of the end of fiscal 1997 as the result of the sale in the aggregate of $220,000 in shares of common stock through the Company's private placement and the consolidation of UMI's cash position.

     Income tax: As of December 31, 1997, the Company had a tax loss carry-forward of $9,470,294. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.


     Management believes that the present cash balance and lines of credit will pay the ongoing cost of the mortgage banking business.

     The Company currently plans to expend approximately $1.0 million for the expansion and development of its mortgage banking business, marketing and general administrative capabilities in connection with the fulfillment of the Company's marketing program and the anticipated launch of the Company's mortgage products currently under development. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.


     The Company expects its capital requirements to increase over the next several years as it commences to seek out new mortgage banking opportunities and development efforts, undertakes new mortgage product development, increases sales and administration infrastructure and embarks on developing in-house warehousing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's continued market penetration are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential mortgage products, the costs and timing of expansion of sales, marketing and mortgage production activities, facilities expansion needs, procurement of additional mortgage banking licenses in additional states.

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See attached Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported in the 8-K herewith filed by the Company, on July , 1998, the Company's independent auditors, Weinberg and Company, resigned and Thomas Monahan, CPA was engaged as the Company's new independent auditor. There were no disagreements or accounting and financial disclosure matters or other reportable events involving the Company and its former auditors.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICER OF COMPANY
            ------------------------------------------

                           Principal
                           Occupation                           Director/
                           or Employment                        Officer
                           for Past Five Years                  of            IMC
                           and Director-                        Company       Shares Beneficially
                   Age     Ship                                 Since         Owned
                   ---     ----                                 -----         -----

Max Apple          58      Chairman of the Board                1995          180,000
                           Secretary and Director,
                           IMC, 1995 to present.
                           1991 to present, attorney,
                           private law practice,
                           Jasper, Indiana

Roger B. Arnold    40      President, Director: History         1997 -
                           as Mortgage, Banker, Financial       Present       N/A
                           Services

Walt DeRonde       48      COO, CFO, Treasurer, Vice            1997 -
                           President,  Director; History        Present       120,000
                           in Financial Services and
                           Modular Housing Market

Ed Huyta           55      Director, Vice President;            1997 -        60,000
                           History in Healthcare and            Present
                           Senior Age Market

Scott Hess         34      Director, CEO; History in            1997 -        310,000
                           Insurance and Mortgage               Present
                           Operations


ITEM 11.    EXECUTIVE COMPENSATION

      a. Employment Agreement with Mr. Walter Deronde

      On January 1, 1997, the Company entered into an employment agreement with Mr. Walter Deronde as Treasure and Vice President for an annual salary of $120,000. In addition, Mr. Deronde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry.

      For the year ending December 31, 1997, the Company had accrued $120,000 in salary.

      b.   Employment Agreement with Mr. Max Apple

      On May 1, 1995, the Company entered into an employment agreement for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket expenses.

      For the year ending December 31, 1997, the Company had accrued $120,000 in salary.

      c. Financial Consulting Agreement

      On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all out-of-pocket expenses, in October of 1997 Mr Richardson assigned his contract to FSR Group . The term of this agreement is 10 years and is renewable. From time to time, FSR has engaged in business transactions with affiliates of the placement agent, including a loan to a corporate stockholder of the placement agent.

      For the year ending December 31, 1997, the Company had accrued $120,000.

      d. General

      Except as set forth above no cash compensation, including bonuses and deferred compensation, was paid during 1997 by IMC to any of its executive officers. No fees were paid to Board members for attending Board meetings during 1997. Shares of the Company's common stock may be issued to its officers representing the fair market value of services actually rendered by them with out pay and as reimbursement for expenses actually incurred by them in the performance of their duties as officers of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth, as of December 31, 1997, the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding number of Shares in IMC:

                                              Amount &        Equity        Voting
Title                                         Nature of       Percent       Percent
 of        Name and Address of                Beneficial        of            of
Class       Beneficial Owner                  Ownership (1)    Class         Class
-----       ----------------                  -------------    -----         -----

Common      Contract Finance Corproation     1,500,000           47.21        47.21

Common      AB Securities, Inc.                310,000            9.76         9.76


Common      Scott Hess                         310,000            9.76         9.76


------------------------------
(1) To the best knowledge of the Company, as of December 31, 1997, such holders had the sole voting and investment power with respect to the voting securities of IMC beneficially owned by them, unless otherwise indicated by footnote. In July, 1997 the Company reverse split the number of shares of common stock outstanding in a ratio of 31 to 1, restating the number of shares of common stock outstanding to 101,0834.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      a.  Issuance of Shares of Capital Stock

The company issued 1,500,000 shares of common stock to CFC to acquire UMI and HAMC. HAMC was a former subsidiary of the Company's through having been a subsidiary of FIC. On November 17, 1995, the Company sold FIC and retained its interest in HAMC. In 1996, the Company sold HAMC to CFC in consideration for the forgiveness of certain debt and cash. On December 25, 1996, HAMC was sold by CFC to UMI and in January, 1997, the transaction with UMI was rescinded with HAMC being returned back to CFC. On August 1, 1997, the Company acquired UMI and reacquired HAMC from CFC.

      CFC is the majority shareholder of the Company.

      The Company issued 60,000 shares of common stock to Ed Huyta, a Director, in consideration for the forgiveness of debt arising from expenses paid on behalf of the Company aggregating $60,000,

      The Company has issued an aggregate of 200,000 shares of common stock to Ventana Consulting, Inc., a Michigan corporation.

      b.  Due to Related Parties

      Certain officers and consultants of the Company paid expenses in the amount of $180,263 on behalf of the Company during 1995. This amount is due on demand and bears no interest. All expenses incurred during 1996 were paid by the officers of the Company and have not been reimbursed.

      c.  Employment Agreement with Mr. Walter Deronde

      On January 1, 1997, the Company entered into an employment agreement with Mr. Walter Deronde as COO, Treasure and Vice President for an annual salary of $120,000. In addition, Mr. Deronde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry and modular housing industry.

      For the year ending December 31, 1997, the Company had accrued $120,000 in salary.

      d.  Employment Agreement with Mr. Max Apple

      On May 1, 1995, the Company entered into an employment agreement for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket expenses.

      For the year ending December 31, 1997, the Company had accrued $120,000 in salary.

      e.  Financial Consulting Agreement

      On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket expenses", the contract was assigned to FSR Group in October 1997. The term of this agreement is 10 years and is renewable.

      For the year ending December 31, 1997, the Company had accrued $120,000.


      f.  Capital contribution

      On August 15, 1997, AB Securities, Inc., ("ABS"), contributed to UMI 1,000,000 shares of common stock of Global Link Technology, which is traded on the NASDAQ Bulletin Board with the trading symbol GLTK. The Market price at the date of contribution and at December 31, 1997 was $0.08 per share.


      g.  Loans Payable- Affiliated Companies

    UMI has Loans receivable - affiliated parties from W-C Consultants, Inc. aggregating $292,091 at December 31, 1997.

      h.  Managerial Relationship

    On January 1, 1997, the UMI entered into an agreement with James E. Clare, Donald E. Wolpe and W-C Consultants, Inc., (collectively referred to as "W-C"), whereby W-C will participate in the management of the UMI's licensed branch at 5480 Wisconsin Avenue, Chevy Chase, Maryland. W-C's sole shareholder is Jeffrey
A. Wolpe who is also Vice President/Counsel to UMI. W-C's Chairman, Donald E. Wolpe, (Jeffrey A. Wolpe's father) and W-C's President, James E. Clare, represent UMI as branch managers. For the year ending December 31, 1997, W-C received $377,970, which was charged to operations.

      i.  Sublease Agreement

      On July 1, 1996, the UMI entered into a lease agreement with W-C for the lease of approximately 1,322 square feet of office and storage space from Highland House Limited Partnership at Highland House, 5480 Wisconsin Avenue, Suite LL-4, Chevy Chase, Maryland 20815 at a monthly rental of $1,665 for a term ending September 30, 1997. On October 1, 1997, the lease agreement was extended to September 30, 2000 with a monthly rental of $1,766.

      For the year ended December 31, 1997, rent expense was $21,483.

      j.  Change in Managerial Control

      As of December 31, 1997, the Company acquired all of the issued and outstanding capital stock of the UMI, This acquisition enables the Company to have majority managerial and financial control in the decision making process of the UMI.

      k.  Change in Equity Ownership

      1. On December 25, 1996, the UMI acquired all of the issued and outstanding capital stock of HAMC from CFC in consideration for the issuance of 10,000 shares of nonvoting convertible Class A Preferred stock by the UMI.

      2. On January I, 1997, an agreement by and between ABS and University Consulting, Inc. ("University Consulting"), both Maryland corporations owned and controlled by M. Scott Hess. University Consulting exchanged 1,000 shares of the Company's common stock in settlement for a note payable to AB Securities.

      3. In January, 1997, an agreement by and between the UMI and CFC, whereby CFC caused to be issued 100,000 shares of common stock of the Company valued at $5.00 per share in consideration for all of the issued and outstanding capital stock of HAMC with a book value of $471,637. The recording of the transaction realized a gain of $28,363.


      4. On May 14, 1997, the UMI, CFC and ABS entered into an "Agreement and

Plan of Reorganization" whereby CFC exchanged all of the issued and outstanding Class A preferred shares of the UMI to AB Securities for 10,500 shares of preferred stock of ABS./

      5. On December 31, 1997, the UMI was party to an agreement by and between the Company and ABS controlled by M. Scott Hess, President of UMI and President of ABS. ABS exchanged all of the UMI's issued and outstanding stock to the Company for 175,00 shares of the Company's common stock valued at $385,000 or $2.20 per share.

ITEM 14.    SUBSEQUENT EVENT

      Subsequent to the date of the financial statements, the Company had appointed Mr. Roger Arnold as President of the Company.


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

      Statements of Operations for the Years ended December 31, 1996, 1995 and 1994

      Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended December 31, 1996, 1995 and 1994

      Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

      Notes to Financial Statements as of December 31, 1996 and 1995

(b) Form 8-K, dated ______________, 1997, reporting the reverse stock split of the Company's common stock and the simultaneous infusion of capital by CFC in exchange for the issuance of 1,500,000 shares of Company common stock to it.

(c)   Exhibits:

3(a)  Articles of Incorporation of the Company*

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

      10 (e) Settlement Agreement ***

      10 (f) Extension and Modification Agreement ***

      10 (g) Assumption of Consulting Agreement ****
      10 (h) Deferred Compensation Agreement *****

      10 (i) Exchange Agreement between International Mercantile Corporation and Sterling Financial Corporation dated December 7, 1992******

      10 (j) Amendment to Exchange Agreement between International Mercantile Corporation and Sterling Financial Corporation dated December 7, 1992, such Amendment dated December 18, 1992*******

      10 (k) Reinsurance Agreement between Frontier Insurance Company and Central Security Life Insurance Company, dated August 3, 1993********

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

******These items were filed on the Form 8-K dated December 9, 1992
       (File No. 0-7693), and are incorporated herein by reference.

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

                        INTERNATIONAL MERCANTILE CORPORATION

DATE:_____________      BY:______________________________________
                           Max Apple, Chairman, Secretary and Director

DATE:_____________      BY:______________________________________
                           Roger B. Arnold, President and Director

DATE:_____________      BY:_________________________________
                           Walt DeRonde, Chief  Operating Officer,
                           Financial Officer, Principal Accounting
                           and Director

DATE:_____________      BY:_________________________________
                           Ed Huyta, Vice President

                               THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775


To The Board of Directors and Shareholders of International Mercantile Corporation ( a development stage company)

    I have audited the accompanying consolidated balance sheet of International Mercantile Corporation ( a development stage company) as of December 31, 1997 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1997. I did not audit the financial statements as of December 31, 1996 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1995 and 1996. Those statements were audited by other auditors whose report has been furnished to me, and our opinion, insofar as it relates to the amounts included for financial statements as of December 31, 1995 and 1996 are based solely on the report of the other auditors.

    I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

    In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Mercantile Corporation ( a development stage company) as of December 31, 1997 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that International Mercantile Corporation ( a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of International Mercantile Corporation ( a development stage company) to continue as a going concern.
                                        /s/ THOMAS P. MONAHAN
                                        --------------------------
                                        Thomas P. Monahan, CPA
July 15, 1998
Paterson, New Jersey





                                       F1

                      INTERNATIONAL MERCANTILE CORPORATION
                          CONSOLIDATED BALANCE SHEET




                                                                               December 31,      December 31,
                                                                                  1996              1997
                                                                               -----------       -----------
                      ASSETS
Current assets
  Cash and cash equivalents                                                          $-0-          $290,951
  Mortgages receivable                                                                              687,500
                                                                                                    -------
  Current assets                                                                      -0-           978,451

Capital assets-net                                                                                   14,323

Other assets
  Excess of purchase price over assets acquired                                                   2,120,186
  Notes receivable-affiliated parties                                                               316,850
  Securities-available for sale                                                                     367,000
  Intangible assets                                                                                  49,209
                                                                                                     ------
  Total other assets                                                                              2,853,245
                                                                                                  ---------
Total assets                                                                         $-0-        $3,846,019
                                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                            $75,638         $487,699
  Loan payable                                                                      57,494          606,494
  Warehouse loan payable                                                                            654,805
  Loan payable-related parties                                                     180,263          180,263
  Deferred income                                                                                    32,695
  Corporate income tax payable                                                                       12,495
                                                                                   -------           ------
Total current liabilities                                                          313,395        1,974,451


Capital stock
  Common stock-authorized 5,000,000 common shares, par value $1.00               3,133,151        3,177,583
each, at December 31, 1996 and 1997 the number of shares outstanding was 3,133,151 and 3,177,583 respectively.
  Additional paid in capital                                                     5,326,394        8,978,462
  Retained earnings                                                             (7,958,757)      (9,470,294)
                                                                                 ---------       ----------
Total stockholders' equity                                                         500,788        2,685,751
Less treasury stock                                                               (814,183)        (814,183)
                                                                                 ---------         --------
Total stockholders equity                                                          313,395        1,871,568
                                                                                 ---------        ---------
Total liabilities and stockholders' equity                                           $-0-        $3,846,019
                                                                                     =====       ==========



                 See accompanying notes to financial statements.
                                         F2

                      INTERNATIONAL MERCANTILE CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                               DECEMBER 31, 1997


                                                                              For the year      For the year         For the year
                                                                                  ended             ended                ended
                                                                               December 31,      December 31,         December 31,
                                                                                   1995              1996                 1997
                                                                              -------------     -------------        -------------
Revenue                                                                            $98,119             $-0-                $-0-

Mortgage related expenses                                                             -0-               -0-                 -0-
                                                                                   -------           -------             -------

Gross profit                                                                          -0-               -0-                 -0-

Operations:
  General and administrative                                                       235,619              -0-            1,511,538
  Depreciation and amortization                                                                         -0-
                                                                                    ------            ------              ------
  Total expense                                                                    235,619              -0-            1,511,538

Income (loss) before loss on disposition of subsidiaries                          (137,500)             -0-           (1,511,538)

Loss on disposition of subsidiaries                                               (901,600)



Net income (Loss)                                                              $(1,039,100)            $-0-          $(1,511,538)
                                                                               ===========              ====         ===========

Net income (loss) per common share

Net income (loss) before loss on disposition of subsidiary                          $(0.04)
                                                                                    ======
Loss on disposition of subsidiary                                                   $(0.29)
                                                                                    ======
Net income (loss) per share -basic                                                  $(0.33)            $0.00              $(0.47)
                                                                                    ======             =====              ======
Number of shares outstanding-basic                                                3133151          3,177,583           3,177,583
                                                                                 =========         =========           =========



                See accompanying notes to financial statements.
                                       F3

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                DECEMBER 31, 1997

                                                          For the year ended      For the year ended    For the year ended
                                                          December 31, 1995       December 31, 1996     December 31, 1997
                                                          ------------------      ------------------    ------------------
   Net income (loss)                                        $(1,039,100)                  $-0-            $(1,474,234)

   Depreciation                                                                                                44,075

   Loss on disposition of subsidiaries                          901,600

   Gain on sale of asset                                                                                       28,363

   Non cash transactions                                                                                    1,316,492

 Adjustments to reconcile new income (loss) to net cash

   Other receiables                                            (185,776)

   Other liabilities                                            140,045

   Interest receivable                                                                                          2,882

   Employee advances                                                                                            2,500

   Due to affiliate                                                                                             4,300

   Accounts payable and accrued expenses                                                                       52,061

   Income taxes payable                                                                                       (28,802)
                                                               --------                                      --------
 TOTAL CASH FLOWS FROM OPERATIONS                              (183,231)                   -0-                (52,363)

 CASH FLOWS FROM INVESTING ACTIVITIES

   Mortgages receivable                                                                                      (687,500)

   Securities-available for sale                                                                             (580,000)

   Capital assets                                                                                              (5,400)

   Notes receivable                                                                                          (148,810)

   Deposits                                                                                                     2,376
                                                                                                                -----
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                                 -0-             (1,419,334)

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                                180,263

   Sale of capital stock                                                                                      220,000

   Additional paid in capital                                                                                  80,000

   Warehouse loan payable                                                                                     654,805

   Loan  payable                                                                                               49,000

   Line of Credit                                                                                             200,000

   Deferred income                                                                                             32,695
                                                                -------                                        ------
 TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                     180,263                    -0-              1,236,500

 NET INCREASE (DECREASE) IN CASH                                 (2,968)                   -0-               (235,188)

 CASH BALANCE BEGINNING OF PERIOD                                 2,968                    -0-                526,139
                                                                                                              -------
 CASH BALANCE END OF PERIOD                                     $-0-                      $-0-               $290,951
                                                                 ======                   ====               ========



                 See accompanying notes to financial statements
                                       F4

                      INTERNATIONAL MERCANTILE CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                        Additional
                          Common          Common         paid in         Treasury          Retained
  Date                    Stock           Stock          capital          Stock            Earnings          Total
  ----                    -----           -----          -------          -----            --------          -----
 12-31-1995             3,133,151       $3,133,151      $5,326,395       $(814,183)       $(7,958,757)     $(313,395)
 12-31-1996              Net loss                                                              -0-            -0-
                         --------       ----------      ----------       ----------            ------         ------
 12-31-1996             3,133,151        3,133,151       5,326,395       $(814,183)       $(7,958,757)     $(313,395)

 06-01-1997(1)            101,083          101,083       8,358,463        (814,183)        (7,958,757)      (313,395)
 12-31-1997(2)            946,500          946,500          10,000                                           956,500
 12-31-1997(3)          1,500,000        1,500,000                                                         1,500,000
 12-31-1997(4)            100,000          100,000         400,000                                           500,000
 12-31-1997(5)            135,000          135,000                                                           135,000
 12-31-1997(6)            175,000          175,000         210,000                                           385,000
 12-31-1997(7)            220,000          220,000                                                           220,000
 12-31-1997              Net loss                                                          (1,511,538)    (1,511,546)
                                        ----------      ----------       ----------        -----------    -----------
                        3,177,583        3,177,583       8,978,463        (814,183)        (9,470,295)     1,871,568








                 See accompanying notes to financial statements
                                       F5

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

      NOTE 1. ORGANIZATION OF COMPANY AND ISSUANCE OF COMMON STOCK
      a. Creation of the Company
      International Mercantile Corporation (the "Company") was first formed under the laws of Missouri on March 10, 1971 with an authorized capitalization of 2,000,000 common shares, $1.00 par value each. On July 30, 1987 the certificate of incorporation was amended as to the number of common shares authorized to issue to 5,000,000, $1.00 par value. On May 21, 1988, the Company amended its certificate of incorporation to increase the number of directors to constitute the Board of Directors to 9.
      b. Description of the Company
      The Company has two wholly owned subsidiaries, University Mortgage, Inc., ("UMI") and Home America Mortgage Company, ("HAMC"). The Company's principal business is the origination and sale of purchase, refinance, home equity, home improvement and debt consolidation loans from residential customers in Maryland, Virginia, Washington, D.C. , Pennsylvania and Delaware. The Company is licensed to do business in the state of Louisiana through HAMC. The Company does not retain any servicing rights on loans it originates.
      c. Issuance of Capital Stock
      In July, 1997 , the Company reverse split the number of shares of common stock outstanding in a ratio of 31 to restating the number of shares of common stock outstanding to 101,083.
      As of December 31, 1997, the Company has issued an aggregate of 946,500 shares of common stock in consideration for $956,500 in consulting fees, reimbursement for expenses paid by the officer's and Directors on behalf of the Company, and in settlement of litigation.
      As of December 31, 1997, the Company has issued an aggregate of 1,910,000 shares of common stock and recorded a Note Payable in the principle amount of $300,000 in consideration for the acquisition of HAMC and UMI from CFC and AB Securities, Inc.
      As of December 31, 1997, the Company is required to issue 220,000 shares of common stock pursuant to a private placement under Rule 506 of the Securities Act of 1933, as amended for an aggregate consideration of $220,000 or $1.00 per share. The Company has reflected these shares as outstanding as of December 31, 1997.
      NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      a. Basis of Financial Statement Presentation
      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $9,470,294 for the period from inception March 10, 1971 to December 31, 1997. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating that with the completion of its private placement and with the increase in working capital provided by the profitable operations of the Company's newly acquired subsidiary

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

University Mortgage, Inc. , the Company will complete its plans for expansion into the mortgage business and experience an increase in income. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of mortgage funding sources, initiating marketing penetration and opening regional offices. The Company plans to engage in such ongoing financing efforts on a continuing basis.
      The financial statements presented consist of the consolidated balance sheet of the Company as at December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended December 31, 1995, 1996 and 1997.
      b. Cash and cash equivalents
      The Company treats temporary investments with a maturity of less than three months as cash.
      c. Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of five years. Maintenance and repairs are charged against income and betterment's are capitalized.
      d. Earnings per share
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No.
128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock.
      Pursuant to the requirements of the Securities and Exchange Commission, the calculation of the shares used in computing basic and diluted EPS include the shares of common stock issued for the acquisition of HAMC and UMI.


      Shares used in calculating basic and diluted net income per share were as follows:

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                               Year ended      Year ended
                              December 31,    December 31,
                                  1996            1997
                        -------------------------------------
 Total number common
    shares outstanding           101,083(1)        3,177,583
       (1) Pre split shares were 3,133,151
      e. Revenue recognition
      Revenue is recognized when products are shipped or services are rendered.
      f. Selling and Marketing Costs
      Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost pertains. Other selling and marketing costs are expensed as incurred
      g. Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      h. Significant Concentration of Credit Risk
      At December 31, 1997, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $134,823 which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.
      j. Mortgage Inventory
      The UMI presents its mortgage inventory as discussed in "Fair Value of Financial Instruments". As of the date of this report, substantially all of the December 31, 1997 mortgage inventory has been sold. Mortgage inventory secures the related warehouse lines of credit
      k. Asset Impairment
      The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect of such adoption on the Company's financial position or results of operations.
      l. Excess of purchase price over cost of assets acquired
      Excess of purchase price over cost of assets acquired represents the cost in excess of the fair value of net assets acquired and is amortized on a straight line basis over 20 to 40 years.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


     NOTE 3 - ACQUISITIONS
      As of December 31, 1997, the Company completed a series of transactions between the Company, UMI, CFC and ABS for the acquisitions of HAMC and UMI. The Company issued and aggregate of 1,910,000 shares of common stock with a value in the aggregate of $2,520,000.

      As part of the assets acquired in this series of transactions, the company acquired 200,000 shares of preferred stock, par value $100.00, of Mortgage Bankers Holding Corp. for 500,000 shares of the company's common stock, with rights to 2,000,000 additional shares subject to terms and conditions of the agreement Pursuant to the agreement, the transaction was subject to confirmation of value as part of the Company's due diligence process on the value of the assets. The Company concluded its due diligence process and determined that the value of the assets could not be confirmed. As of December 31, 1997, this aspect of the transaction was rescinded.
      The share issuances are as follows:
      In January, 1997, an agreement by and between the UMI and CFC, whereby CFC caused to be issued 100,000 shares of common stock of the Company valued at $5.00 per share in consideration for all of the issued and outstanding capital stock of HAMC with a book value of $471,637. The recording of the transaction on UMI's books realized a gain of $28,363 for UMI.
      On August 1, 1997, the Company issued to CFC 1,000,000 shares of common stock valued at $1.00 per share or $1,000,000 for all the issued and outstanding stock of HAMC and as a finders fee for the acquisition of UMI. HAMC is an inactive mortgage banking company with a license to originate mortgages in the state of Louisiana.
      In August, 1997, the Company issued 100,000 shares of common stock to UMI as part consideration for the anticipated acquisition. These shares of common stock were valued at the then market price of $5.00.
      On December 31, 1997, the Company issued to UMI 175,000 shares of common stock valued at $385,000 or $2.20 per shares representing on half of the market price of the Company on December 31, 1997 in consideration of the risk of the holding period.
      In addition on December 31, 1997, the Company issued 135,000 shares of common stock to AB Securities, Inc., ("ABS") as collateral in consideration of the purchase of 6,000 shares of Class A preferred stock of ABS and a Note Payable in the principle amount of $300,000 due on or before March 31, 1998 with interest at 10%. These shares of common stock were part of the consideration for the purchase of UMI. The shares were valued at $135,000 or $1.00 per share.
      The company restructured the transaction between CFC and IMTL, so that the 1,500,000 shares issued to CFC was done in consideration for IMTL's acquisition of UMI.
      The number of shares of common stock issued to UMI is subject to adjustment if as of December 31, 1998 or 14 days after the date of the release of any restrictions on the further transfer of the shares of common stock the then current market price of the shares of common stock is less then the market price of the shares of common stock then the number of shares will

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 be increased to equal the market price on that date.
      The transaction for the acquisitions of HAMC and UMI, culminating on December 31, 1997, have been accounted for as a reverse acquisition and using the purchase method of accounting with historic costs being the basis of valuation, and accordingly, the accompanying financial statements include the results of operations of the consolidated operations from the date of acquisition beginning December 31, 1997.
      a.  Acquisition of Home America Mortgage Company
      HAMC was incorporated in the state of Louisiana on July 21, 1986 and is licensed by that state to operate as a mortgage originator and broker of conventional mortgages. As of December 31, 1997, HAMC had no assets or liabilities. as of December 31, 1997, the mortgage banking license in Louisiana is inactive.
      HAMC was a former subsidiary of the Company's through having been a subsidiary of Frontier Life Insurance Company, ("FLI"). On November 17, 1995, the Company sold FLI and retained its interest in HAMC. In 1996, the Company sold HAMC to CFC in consideration for the forgiveness of certain debts and cash. On December 25, 1996, HAMC was sold by CFC to UMI and in January, 1997, the transaction with UMI was rescinded with HAMC being returned back to CFC. On August 1, 1997, the Company reacquired HAMC from CFC.
      b. Acquisition of University Mortgage, Inc.
      UMI is a mortgage banking company in Chevy Chase Maryland. UMI's principal business is the origination and sale of purchase, refinance, home equity, home improvement and debt consolidation loans from residential customers in Maryland, Virginia, Washington, D.C. , Pennsylvania and Delaware. The Company does not retain any servicing rights on loans it originates.
      NOTE 4 - SALE OF SUBSIDIARIES
      On May 4, 1995, the Company exchanged all of the common stock owned by the Company in ULHC for forgiveness of the notes and other payables owed by the Company to ULHC. The Company had a gain on the sale in the amount of $751,089.
     On November 17, 1995, the Company sold its insurance subsidiary (Washington) by transferring all of its stock in Washington for full satisfaction of a note owed to two former officers, cancellation of consulting agreements, and cancellation of all intercompany receivables and payables. In addition, the Company transferred its accrued rights to commissions due from the former third party administrator and all of the obligations of Ventana Corporation f/k/a C.J. Brown ("Ventana") held by the Company. The Company also received a mortgage executed by one of the Company's consultants in the amount of approximately $200,000. The $200,000 mortgage was offset by a commission due the consultant regarding the purchase of the Company. The Company assigned all rights to Washington regarding litigation against Ventana and its officers. As a result of this sale, the Company incurred a loss of $1,652,689. The Company entered into an agreement dated November 17, 1995, amended on May 3, 1996, for

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

the purchase of the common stock of a mortgage company from Washington in exchange for a parcel of real estate owned by the mortgage company.
      For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of ULHC and Washington are included as a discontinued operation.
      NOTE 5 -  MARKETABLE SECURITIES, AVAILABLE FOR SALE
      The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.
      Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.
       The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1996:

                                                                     Estimated
                                         Gross         Gross           Fair
                                       Unrealized   Unrealized        Market
                             Cost        Gains        Losses           Value
                             ----        -----        ------           -----
Cash                        $ -0-        $ -0-         $ -0-           $ -0-
                            -----        -----         -----           -----
Total cash and cash
   equivalents              $ -0-        $ -0-         $ -0-           $ -0-



     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1997:

                                                                     Estimated
                                         Gross         Gross           Fair
                                       Unrealized   Unrealized        Market
                             Cost        Gains        Losses           Value
                             ----        -----        ------           -----
Cash                        $ 290,951    $ -0-         $ -0-         $ 290,951
                            ---------    -----         -----         ---------
Total cash and cash
   equivalents              $ 290,951    $ -0-         $ -0-         $ 290,951

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

Securities-available for
     sale                                    $  580,000               $  213,000               $  367,000
                                                -------                  -------                  -------
Total cash, cash
  equivalents and securities
available for sale              $ 870,951                   $ 213,000               $ 657,951
                                  =======                     =======                 =======

     NOTE 6 - CAPITAL ASSETS
     Capital Assets for the Company consisted of the following at December 31, 1997:

                                           Accumulated
                                 Asset     depreciation       Balance
                                 -----     ------------       -------
      Office equipment        $  99,793       $ 90,947       $  8,846
      Leasehold improvements      4,272       $  4,272       $    -0-
      Computer software          35,519         30,042       $  5,477
                                -------        -------        -------
      Total                   $ 139,584       $125,261       $ 14,323
                                =======        =======        =======

      NOTE 7 - RELATED PARTY TRANSACTIONS
      a. Issuance of Shares of Capital Stock
      The Company issued 1,500,000 shares of common stock to CFC to acquire HAMC. HAMC was a former subsidiary of the Company's through having been a subsidiary of FLI. On November 17, 1995, the Company sold FLI and retained its interest in HAMC. In 1996, the Company sold HAMC to CFC in consideration for the forgiveness of certain debts and cash. On December 25, 1996, HAMC was sold by CFC to UMI and in January, 1997, the transaction with UMI was rescinded with HAMC being returned back to CFC. On August 1, 1997, the Company reacquired HAMC from CFC.
      CFC is the majority shareholder of the Company.
      The Company issued 60,000 shares of common stock to Ed Huyta, a Director in consideration for the forgiveness of debt arising from expenses paid on behalf of the Company aggregating $60,000.
      The Company has issued an aggregate of 200,000 shares of common stock to Ventana Consulting, Inc., a Michigan corporation.
      b. Due to Related Parties
      Certain officers and consultants of the Company paid expenses in the amount of $180,263 on behalf of the Company during 1995. This amount is due on demand and bears no interest. All expenses incurred during 1996 were paid by the officers of the Company and waived reimbursement.
      c. Employment Agreement with Mr. Walter DeRonde
      On January 1, 1997, the Company entered into an employment agreement with Mr. Walter

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

DeRonde as Treasure and Vice President for an annual salary of $120,000. In addition Mr. DeRonde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry.
      For the year ending December 31, 1997, the Company has accrued $120,000 in salary.
      d. Employment Agreement with Mr. Max Apple
      On May 1, 1995, the Company entered into an employment agreement for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket expenses.
      For the year ending December 31, 1997, the Company has accrued $120,000 in salary.
      e. Financial Consulting Agreement
      On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket expenses". The term of this agreement is 10 years and is renewable.
      For the year ending December 31, 1997, the Company has accrued $120,000.
      f. Capital contribution
      On August 15, 1997, AB Securities, Inc., ("ABS"), contributed to UMI 1,000,000 shares of common stock of Global Link Technology, which is traded on the NASDAQ Bulletin Board with the trading symbol GLTK. The Market price at the date of contribution and at December 31, 1997 was $0.08 per share.
      g. Loans Payable- Affiliated Companies
      UMI has Loans receivable - affiliated parties from W-C Consultants, Inc. aggregating $292,091 at December 31, 1997.
      h. Managerial Relationship
      On January 1, 1997, the UMI entered into an agreement with James E. Clare, Donald E. Wolpe and W-C Consultants, Inc., (collectively referred to as "W-C"), whereby W-C will participate in the management of the UMI's licensed branch at 5480 Wisconsin Avenue, Chevy Chase, Maryland. W-C's sole shareholder is Jeffrey
A. Wolpe who is also Vice President/Counsel to UMI. W-C's Chairman, Donald E. Wolpe, (Jeffrey A. Wolpe's father) and W-C's President, James E. Clare, represent UMI as branch managers. For the year ending December 31, 1997, W-C received $377,970, which was charged to operations.
     i. Sublease Agreement
     On July 1, 1996, the UMI entered into a lease agreement with W-C for the lease of approximately 1,322 square feet of office and storage space from Highland House Limited Partnership at Highland House, 5480 Wisconsin Avenue, Suite LL-4, Chevy Chase, Maryland 20815 at a monthly rental of $1,665 for a term ending September 30, 1997. On October 1, 1997, the lease agreement was extended to September 30, 2000 with a monthly rental of $1,766.
     For the year ended December 31, 1997, rent expense was $21,483.
     j. Change in Managerial Control
     As of December 31, 1997, the Company acquired all of the issued and outstanding capital

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

stock of the UMI. This acquisition enables the Company to have majority managerial and financial control in the decision making process of the UMI.
     k. Change in Equity Ownership
     1. On December 25, 1996, the UMI acquired all of the issued and outstanding capital stock of HAMC from CFC in consideration for the issuance of 10,000 shares of nonvoting convertible Class A Preferred stock by the UMI.
     2. On January 1, 1997, an agreement by and between ABS and University Consulting, Inc. ("University Consulting"), both Maryland corporations owned and controlled by M. Scott Hess. University Consulting exchanged 1,000 shares of the Company's common stock in settlement for a note payable to AB
Securities.
     3. In January, 1997, an agreement by and between the UMI and CFC, whereby CFC caused to be issued 100,000 shares of common stock of the Company valued at $5.00 per share in consideration for all of the issued and outstanding capital stock of HAMC with a book value of $471,637. The recording of the transaction realized a gain of $28,363.
     4. On May 14, 1997, the UMI, CFC and ABS entered into an "Agreement and Plan of Reorganization" whereby CFC exchanged all of the issued and outstanding Class A preferred shares of the UMI to AB Securities for 10,500 shares of preferred stock of ABS.
     5. On December 31, 1997, the UMI was party to an agreement by and between the Company and ABS controlled by M. Scott Hess, President of UMI and President of ABS. ABS exchanged all of the UMI's issued and outstanding stock to the Company for 175,000 shares of the Company's common stock valued at $385,000 or $2.20 per share.
     l. Lease of Office Space
     The Company rents office space from a consultant of the Company under an operating lease expiring June 1996. The lease agreement calls for annual rent of $18,000. Future minimum lease payments due subsequent to December 31, 1995 and 1996 are $9,000 and $9,000 respectively.
     m. Other Agreements
     On August 14, 1996, the Company executed an agreement to purchase 100% of the outstanding capital stock of a corporation that has the rights to develop and operate an ambulatory surgery center in Waldorf, Maryland, for 250,000 shares of the Company's common stock. The seller would retain 70% of the voting rights under a voting trust agreement. The Company agreed to furnish within 15 days a commitment letter to raise equity capital in the amount of $3,000,000. The equity funding was to be provided within 90 days of the execution of the agreement. The Company was unable to raise the equity within the 90 day period, therefore the agreement was canceled.
     On September 18, 1996, the Company entered into an agreement to purchase 100% of the capital stock of University Consulting, Inc. ("UC") for 387,500 shares of the company's common stock valued at $387,500. UC owns and operates a mortgage company, title company and income tax and accounting service business. This agreement was canceled in December 1996.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


      On December 23, 1996, the Company entered into a stock purchase agreement with University Mortgage, Inc. to purchase 40,000 shares of its non-voting Redeemable Class A Preferred Stock for $400,000 which was subsequently canceled.
      NOTE 8 - INCOME TAXES
     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1997, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.
      At December 31, 1997, the Company has net operating loss carry forwards for income tax purposes of $9,470,294. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.
      The components of the net deferred tax asset as of December 31, 1997 are as follows:
      Deferred tax asset:

            Net operating loss carry forward                $  3,443,603
            Valuation allowance                             $( 3,443,603)
                                                             ------------
            Net deferred tax asset                          $    -0-
                                                             ========
      The Company recognized no income tax benefit for the loss generated as of December 31, 1997.
      SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.
      NOTE 9 -  COMMITMENTS AND CONTINGENCIES
      a. Lease Agreement for Office Space
     On May 1, 1996, the Company entered into a 20 month lease agreement beginning May 1, 1996 and ending January 1, 1998 for office space at 7979 Old Georgetown Road, Bethesda, Maryland 20814 for a rental of $2,000 per month.
     As of December 31, 1998 the Company had paid an aggregate of $40,000 towards the rent with the issuance of 30,000 shares of common stock valued at $40,000.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

   b. Litigation
     As part of the sale of Washington, the Company transferred all of its rights to litigation against Ventana to Washington.
     On June 25, 1993, a Petition on Note was filed against the Company in the Circuit of Cole County, Missouri, seeking damages ion the amount of $54,294 plus interest and attorney's fees, for default on numerous promissory notes. The Petition alleged that there were promissory notes issued by the Company in favor of Plaintiffs, Janet L. Mertz, Edwin H. Mertz, Glenn E. Mertz, Edna L. Mertz, Danny W. Mertz and Valerie J. Mertz, which were due in February, 1993, and which the Company had refused to pay. In June, 1994, the Plaintiffs Motion for Summary Judgment was granted and Judgment was entered against the Company in the aggregate amount of $70,820. As of December 31, 1997, the Judgment was not satisfied and is still pending.
     c. Net Branch Agreement
     On February 24, 1997, UMI entered into a Net Branch agreement with Diversity Financial Services, Inc. ("DFS") to establish a mortgage branch at DFS's office in Mount Rainier, Maryland. UMI subleased the Mount Rainier office from DFS. As of December 10, 1997, the Mount Rainier office was sold and the agreement was terminated. As of December 31, 1997, UMI had an obligation to the management of the Mount Rainier office of $49,000.
     NOTE  10 - WAREHOUSE LOAN PAYABLE
     On August 28, 1997, the UMI entered into Whole Loan Purchase and Sale greement and a Warehouse Credit and Security Agreement with Lau Funding Plus, Inc. ("LFP") whereby LFP has agreed to make loans to the UMI from time to time to finance loans on single-family mortgage loans to a limit of $2,000,000. The amounts advanced to finance loans are limited to typically 95% of the principal amount of the loan. Interest is charged at LIBOR plus 4.75%.
     The Warehouse Loan is collateralized by the underlying loans and is personally guaranteed by M. Scott Hess, James Clare, Donald Wolpe and Jeffrey Wolpe.
     At December 31, 1997, the warehouse loan balance outstanding was $654,805 with mortgages receivable of $687,500.
     NOTE 11 - LOAN PAYABLE TO THE FIRST NATIONAL BANK OF MARYLAND
     On January 22, 1997, the UMI entered into an agreement for an unsecured line of credit with the First National Bank of Maryland aggregating $200,000. The loan is payable in full or on demand with interest at 4.5% payable monthly. The note is secured by moneys on deposit with the bank.
      At December 31, 1997, the amount due is $200,000.
     NOTE 12 - PRIVATE PLACEMENT
     a. Sale of Units
     The Company offered for sale to persons who qualified as "accredited investors" as defined under Regulation D promulgated by the Securities and Exchange Commission a minimum of 25 Units and a maximum of 75 Units of its securities. 25 Units were offered on an all-or-none basis

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


and the remaining 50 Units are being offered on a "best efforts basis". Each Unit consists of 10,000 shares of the Company's common stock. The Company is obligated to file a registration statement within 90 days of the first closing of this offering.
     As of December 31, 1997, the Company had sold 22 Units for an aggregate consideration of $220,000. The offering was amended to reduce to minimum offering to 20 Units enabling the Company to receive the proceeds of $220,000 as of December 31, 1997.
     NOTE 13 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
     On May 4, 1995, the Company exchanged all of the common stock owned by the Company in Universal Life Holding Company ("ULHC") for forgiveness of the notes and other payables owed by the Company to ULHC. The Company had a gain on the sale in the amount of $751,089.
     On November 17, 1995, the Company sold its insurance subsidiary Washington Security Life Insurance Company f/k/a Frontier Insurance Company ("Washington") by transferring all of its stock in Washington for full satisfaction of a note owed to two former officers, cancellation of consulting agreements, and cancellation of all intercompany receivables and payables. In addition, the Company transferred its accrued rights to commissions due from the former third party administrator and all of the obligations of Ventana Corporation f/k/a C.J. Brown ("Ventana") held by the Company. The Company also received a mortgage executed by one of the Company's consultants in the amount of approximately $200,000. This amount was offset by a commission due the consultant as part of the purchase of the Company. The Company assigned all rights to Washington regarding litigation against Ventana and its officers. As a result of this sale, the Company incurred a loss of $1,652,689.
     As of December 31, 1997, the Company has issued an aggregate of 946,500 shares of common stock in consideration for $956,500 in consulting fees, reimbursement for expenses paid by the officer's and Directors on behalf of the Company, and in settlement of litigation.
     As of December 31, 1997, the Company has issued an aggregate of 1,910,000 shares of common stock and recorded a Note Payable in the principle amount of $300,000 in consideration for the acquisition of HAMC and UMI from CFC and AB Securities, Inc.
     NOTE 14 - SUBSEQUENT EVENTS
     Subsequent to the date of the financial statements the Company had appointed Mr. Roger Arnold as President of the Company.