Form 10QSB
period 1998-03-31
INTERNATIONAL MERCANTILE CORP
filed 1998-07-16
CIK 51387

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended March 31, 1998.


[ ] Transition  report  pursuant to Section 13 or 15 (d) of the  Securities
    Exchange Act of 1934.

    For the transition period from              to


                  Commission File Number: 0-7693


                       INTERNATIONAL MERCANTILE CORPORATION
    --------------------------------------------------------------------
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



                                (Not Applicable)
          --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     3,457,583 Common Shares as of March 31, 1998

    Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                             FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the period ended March 31, 1998 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1998.

                      INTERNATIONAL MERCANTILE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                                  March 31,
                                                                              December 31,          1998
                                                                                 1997             Unaudited
                                                                                 ----             ---------
                             ASSETS
Current assets
  Cash and cash equivalents                                                  $   290,951        $   252,640
  Mortgages  receivable                                                          687,500            112,400
                                                                                 -------            -------
  Current assets                                                                 978,451            365,040

Capital assets-net                                                                14,323             15,982

Other assets
  Excess of purchase price over assets acquired                                2,120,186          2,120,186
  Notes receivable-affiliated parties                                            316,850            383,517
  Securities-available for sale                                                  367,000            367,000
  Intangible assets                                                               49,209             49,209
                                                                                  ------             ------
  Total other assets                                                           2,853,245          2,919,912
                                                                               ---------          ---------
Total assets                                                                 $ 3,846,019        $ 3,300,934
                                                                             ===========        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                      $   487,699        $   500,949
  Loan payable                                                                   606,494            527,494
  Warehouse loan payable                                                         654,805            106,780
  Loan payable-related parties                                                   180,263            180,263
  Deferred income                                                                 32,695              5,620
  Corporate income tax payable                                                    12,495
                                                                                  ------          ---------
Total current liabilities                                                      1,974,451          1,321,106


Capital stock
  Common stock-authorized 5,000,000 common shares, par value $1.00 each, at
December 31, 1997 the number of shares outstanding was 3,177,583 and
3,457,583 respectively                                                         3,177,583          3,457,583
  Additional paid in capital                                                   8,978,462          8,978,462
  Retained earnings                                                           (9,470,294)        (9,642,034)
                                                                              ----------         ----------
Total stockholders' equity                                                     2,685,751          2,794,011
Less treasury stock                                                             (814,183)          (814,183)
                                                                                ---------          ---------
Total stockholders equity                                                      1,871,568          1,979,828
                                                                               ---------          ---------
Total liabilities and stockholders' equity                                   $ 3,846,019        $ 3,300,934
                                                                             ===========        ===========


               See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS


                                 For the three             For the three
                                 months ended              months ended
                                   March 31,                 March 31,
                                     1997                      1998
                                   Unaudited                 Unaudited
                                   ---------                 ---------
Revenue                              $-0-                       $232,886

Mortgage related expenses             -0-                        136,653
                                      ---                        -------

Gross profit                          -0-                         96,233

Operations:
  General and
administrative                        -0-                        266,297
  Depreciation and
amortization                          -0-                            841
  Total expense                       -0-                        267,138

Income from operations                -0-                       (170,905)

Corporate income taxes                -0-
Other income
  Interest income                                                  1,598
  Unrealized loss on
valuation of property and
equipment
  Gain on sale of asset                                              250
  Interest expense                                                (2,683)
                                                                 -------
  Total other income and
expense                               -0-                           (835)

Net Profit (Loss)                    $-0-                     $ (171,740)
                                     ====                     ==========

Net income (loss)  per
share - basic                        $0.00                       $ (0.05)
                                     ========                    =======
Number of shares
outstanding                          101,083                   3,457,583
                                     ========                 ==========

Net income (loss) per
share - diluted                         $0.00                    $ (0.05)
                                                                 =======
Number of shares
outstanding                           101,083                  3,457,583
                                      =======                  =========






                 See accompanying note to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                              For the three   For the three
                                                              months ended     months ended
                                                                March 31,       March 31,
                                                                  1997             1998
                                                                Unaudited       Unaudited
                                                                ---------       ---------
  Net income                                                      $-0-              $(171,740)
  Depreciation                                                     -0-                    841
  Gain on sale of asset
  Non-cash transactions
Adjustments
  Accounts receivable
  Interest receivable
  Employee advances
  Due to affiliate
  Accounts payable and accrued expenses                                                13,250
  Income taxes payable                                                                (12,495)
                                                                                      -------
TOTAL CASH FLOWS FROM OPERATIONS                                   -0-               (170,144)
CASH FLOWS FROM INVESTING ACTIVITIES
  Mortgages receivable                                                                575,100
  Securities-available for sale
  Capital assets                                                                       (2,500)
  Notes receivable                                                                    (66,667)
                                                                                      -------
  Deposits
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                         -0-                505,933
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of capital  stock                                                              280,000
  Additional paid in capital
  Warehouse loan payable                                                             (548,025)
  Loan  payable
  Line of Credit
  Deferred income                                                                     (27,075)
                                                                                     -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                         -0-               (374,100)
NET INCREASE (DECREASE) IN CASH                                    -0-                (38,311)
CASH BALANCE BEGINNING OF PERIOD                                   -0-                290,951
                                                                   ---                -------
CASH BALANCE END OF PERIOD                                        $-0-               $252,640
                                                                  ====               ========

                 See accompanying notes to financial statements

                      INTERNATIONAL MERCANTILE CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                        Additional
                         Common         Common           paid in       Treasury        Retained
Date                     Stock           Stock           capital         Stock         Earnings          Total
----                     -----           -----          ----------       -----         --------          -----
12-31-1995              3,133,151      $3,133,151       $5,326,395      $(814,183)    $(7,958,757)       $ (313,395)
12-31-1996               Net loss                                                        -0-                  -0-
                         --------      ----------      -----------      ---------        --------         ---------
12-31-1996              3,133,151       3,133,151        5,326,395      $(814,183)    $(7,958,757)       $ (313,395)

06-01-1997(1)             101,083         101,083        8,358,463       (814,183)     (7,958,757)         (313,395)
12-31-1997(2)             946,500         946,500           10,000                                          956,500
12-31-1997(3)           1,500,000       1,500,000                                                         1,500,000
12-31-1997(4)             100,000         100,000          400,000                                          500,000
12-31-1997(5)             135,000         135,000                                                           135,000
12-31-1997(6)             175,000         175,000          210,000                                          385,000
12-31-1997(7)             220,000         220,000                                                           220,000
12-31-1997               Net loss                                                      (1,511,538)       (1,511,546)
                                       ----------       ----------      ---------      ----------       -----------
                        3,177,583       3,177,583        8,978,463       (814,183)     (9,470,295)        1,871,568



    Unaudited
03-31-1998(7)             280,000         280,000                                                           280,000
03-31-1998               Net loss                                                        (171,740)         (171,740)
                         --------      ----------       ----------      ---------        --------         ---------
03-31-1998              3,457,583      $3,457,583       $8,978,463      $(814,183)    $(9,642,035)      $ 1,979,828
                        =========      ==========       ==========      ==========    ============      ===========



                See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                          (A development stage company)
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

Shares used in calculating basic and diluted net income per share were as follows:

                                                                 For the three    For the three
                                      Year ended   Year ended     months ended    months ended
                                     December 31,  December 31,     March 31,      March 31,
                                         1996          1997           1997           1998
                                         ----          ----           ----           ----
 Total number common
    shares outstanding                 101,083(1)   3,177,583      101,083(1)      3,457,583
                                       =======      =========      =======         =========

(1) Pre split shares were 3,133,151


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

                                                                            Estimated
                                                  Gross       Gross            Fair
                                               Unrealized   Unrealized         Market
                                        Cost      Gains      Losses            Value
                                        -----     -----      ------            -----
Cash                                $   290,951    $-0-      $   -0-         $ 290,951
                                        -------    ----      -------         ---------
Total cash and cash
   equivalents                      $   290,951   $-0-      $    -0-         $ 290,951

Securities-available for
     sale                           $   580,000             $213,000        $  367,000
                                       --------              -------           -------
Total cash, cash
  equivalents and
  securities available
  for sale                          $   870,951             $213,000         $ 657,951
                                        =======              =======           =======

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at March 31, 1998:

                                                                   Estimated
                                        Gross       Gross            Fair
                                     Unrealized   Unrealized         Market
                               Cost     Gains      Losses            Value
                               ----     -----      ------            -----
Cash                      $   252,640    $-0-      $   -0-        $ 252,640
                              -------    ----      -------        ---------
Total cash and cash
   equivalents            $   252,640   $-0-      $    -0-        $ 252,640

Securities-available for
     sale                 $   580,000             $213,000       $  367,000
                             --------              -------          -------
Total cash, cash
  equivalents and
  securities available
  for sale                $   832,649             $213,000        $ 619,640
                              =======              =======          =======

3. Commitments and Contingencies

    a. Employment Agreement with Mr. Walter Deronde

     On January 1, 1997, the Company entered into an employment agreement with Mr. Walter Deronde as Treasure and Vice President for an annual salary of $120,000. In addition Mr. Deronde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry.

     For the three months ended March 31, 1998, the Company has accrued $30,000 in salary.

     d. Employment Agreement with Mr. Max Apple

     On May 1, 1995, the Company entered into an employment agreement for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket expenses.

For the three months ended March 31, 1998, the Company has accrued $30,000 in salary.

     e. Financial Consulting Agreement

     On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket expenses". The term of this agreement is 10 years and is renewable. For the three months ended March 31, 1998, the Company has accrued $30,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               for the three months ended March 31, 1997 and 1998

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

     Results of operations for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.
- ------------------------------------------------------------------------------

     Revenues were $232,886 for the three months ended March 31, 1998 as compared to $-0- for the three months ended March, 1997. Mortgages and related expenses for the three months ended March 31, 1998, were $136,653 as compared to $0 for the three months ended March 31, 1997 representing a cost of mortgages related expenses of 0% for the three months ended March 31, 1997 as compared to 58.7% for the three months ended March 31, 1998.

     General and administrative costs for the three months ended March 31, 1998 were $-0-, an increase of 100.0% over expenses of $266,297 for the three months ended March 31, 1997.

     Liquidity and capital resources as of the end of the three months ended March 31, 1998.
- ------------------------------------------------------------------------------

     The Company's cash balance was $252,640 and working capital was a negative $956,066 as at March 31, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the search for acquisitions, operation of the Company's mortgage business payment of the day to day operating expenses.

     Income tax: As of March 31, 1998, the Company has a tax loss carry-forward of $9,642,462. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to continue to accept funds from or accrue expenses incurred officers, directors and other related parties to continue the Company's existence and seek new business opportunities.

     The Company expects its capital requirements to increase over the next several years as it commences new search and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acqusitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the mortgage business entered into.

     The Company believes that its available cash and cash from management contributions will be sufficient to satisfy its funding needs for the day to day mortgage banking activities for at least the next 12 months. Thereafter, if cash generated from any newly acquired or developed business operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

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