Form 10-Q
period 1998-06-30
INTERNATIONAL MERCANTILE CORP
filed 1998-08-18
CIK 51387

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended June 30, 1998.


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

     3,976,282 Common Shares as of June 30, 1998

    Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                             FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the period ended June 30, 1998 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1998.

                      INTERNATIONAL MERCANTILE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                       December 31,  June 30,
                                                         1997          1998
                                                                   Unaudited
                                                      ---------   ------------
                             ASSETS
Current assets
  Cash and cash equivalents                        $   290,951        $   146,747
  Mortgages  receivable                                687,500            312,700
                                                       -------            -------
  Current assets                                       978,451            459,447

Capital assets-net                                      14,323             15,141

Other assets
  Excess of purchase price over assets acquired      2,120,186          2,120,186
  Notes receivable-affiliated parties                  316,850            383,517
  Securities-available for sale                        367,000            367,000
  Intangible assets                                     49,209             49,209
                                                     ---------          ---------
  Total other assets                                 2,853,245          2,919,912
                                                     ---------          ---------
Total assets                                        $3,846,019        $ 3,394,500
                                                   ===========        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses            $   487,699        $   544,649
  Loan payable                                         606,494            527,494
  Warehouse loan payable                               654,805            297,065
  Loan payable-related parties                         180,263            180,263
  Deferred income                                       32,695             15,635
  Corporate income tax payable                          12,495
                                                       -------          ---------
Total current liabilities                            1,974,451          1,565,106

Capital stock
  Common stock-authorized 5,000,000
common shares, par value $1.00 each, at
December 31, 1997 the number of shares
outstanding was 3,177,583 and 3,976,282
respectively                                         3,177,583          3,976,282
  Additional paid in capital                         8,978,462          8,978,462
  Retained earnings                                 (9,470,294)       (10,311,167)
                                                    ----------         ----------
Total stockholders' equity                           2,685,751          2,643,577
Less treasury stock                                   (814,183)          (814,183)
                                                     ---------          ---------
Total stockholders equity                            1,871,568          1,829,394
                                                     ---------          ---------
Total liabilities and stockholders' equity          $3,846,019        $ 3,394,500
                                                     =========        ===========


               See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                 For the six             For the six
                                 months ended              months ended
                                   June 30,                 June 30,
                                     1997                      1998
                                   Unaudited                 Unaudited
                                   ---------                 ---------
Revenue                              $-0-                       $443,289

Mortgage related expenses             -0-                        253,706
                                      ---                        -------

Gross profit                          -0-                        189,583

Operations:
  General and
administrative                     400,000                     1,026,526
  Depreciation and
amortization                          -0-                          1,682
                                      ----                     ---------
  Total expense                    400,000                     1,028,208

Income from operations            (400,000)                     (838,625)

Corporate income taxes                -0-
Other income
  Interest income                                                  2,385
  Gain on sale of asset                                              250
  Interest expense                                                (4,883)
                                                                 -------
  Total other income and
expense                               -0-                         (2,248)

Net Profit (Loss)                $(400,000)                   $ (840,873)
                                  ========                     ==========

Net income (loss)  per
share - basic                     $(3.96)                      $ (0.21)
                                  ========                     =========
Number of shares
outstanding                        101,083                     3,976,282
                                  ========                    ==========

Net income (loss) per
share - diluted                   $(3.96)                      $ (0.21)
                                                                 =======
Number of shares
outstanding                        101,083                    3,976,282
                                   =======                    =========


                 See accompanying note to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                 For the three             For the three
                                 months ended              months ended
                                   June 30,                 June 30,
                                     1997                      1998
                                   Unaudited                 Unaudited
                                   ---------                 ---------
Revenue                              $-0-                       $210,403
Mortgage related expenses             -0-                        117,053
                                      ---                        -------

Gross profit                          -0-                         93,350

Operations:
  General and
administrative                      200,000                      760,229
  Depreciation and
amortization                          -0-                            841
                                     -----                       -------
  Total expense                     200,000                      761,070

Income from operations             (200,000)                    (667,720)

Corporate income taxes                -0-
Other income
  Interest income                                                    787
  Gain on sale of asset                                              250
  Interest expense                                                (2,200)
                                                                 -------
  Total other income and
expense                               -0-                         (1,413)

Net Profit (Loss)                  $(200,000)                 $ (669,133)
                                     =======                    ========

Net income (loss)  per
share - basic                         $(1.98)                    $ (0.17)
                                     ========                    =======
Number of shares
outstanding                          101,083                   3,976,282
                                     ========                 ==========

Net income (loss) per
share - diluted                       $(1.98                    $ (0.17)
                                      =======                    ======
Number of shares
outstanding                           101,083                  3,976,282
                                      =======                  =========

                 See accompanying note to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                           For the six      For the six
                                           months ended     months ended
                                              June 30,       June 30,
                                                1997           1998
                                             Unaudited       Unaudited
                                             ---------       ---------
  Net income                                $(200,000)      $(840,873)
  Depreciation                                  -0-             1,682
  Gain on sale of asset
  Non-cash transactions                                       378,699
Adjustments
 Accounts payable and accrued expenses        200,000          56,950
 Income taxes payable                                         (12,495)
                                              -------         -------
TOTAL CASH FLOWS FROM OPERATIONS                 -0-         (416,037)
CASH FLOWS FROM INVESTING ACTIVITIES
  Mortgages receivable                                        374,800
  Securities-available for sale
  Capital assets                                               (2,500)
  Notes receivable                                            (66,667)
                                              -------          ------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES       -0-          305,633
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of capital  stock                                      420,000
  Warehouse loan payable                                     (357,740)
  Loan  payable                                              ( 79,000)
  Deferred income                                             (17,060)
                                              -------         -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES     -0-           ( 33,800)
NET INCREASE (DECREASE) IN CASH                -0-           (144,204)
CASH BALANCE BEGINNING OF PERIOD               -0-            290,951
                                               ---            -------
CASH BALANCE END OF PERIOD                    $-0-           $146,747
                                              ====           ========

                 See accompanying notes to financial statements

                      INTERNATIONAL MERCANTILE CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                     Additional
                  Common   Common     paid in    Treasury     Retained
 Date             Stock    Stock      capital     Stock       Earnings        Total
 ------           -----   ------      --------    --------     --------       -----
12-31-1995    3,133,151  $3,133,151  $5,326,395   $(814,183)  $(7,958,757)  $ (313,395)
12-31-1996     Net loss                                          -0-           -0-
               --------   ----------  -----------   ---------   --------       ------
12-31-1996    3,133,151   3,133,151   5,326,395   $(814,183)  $(7,958,757)  $ (313,395)

06-01-1997(1)   101,083     101,083   8,358,463    (814,183)   (7,958,757)    (313,395)
12-31-1997(2)   946,500     946,500      10,000                                956,500
12-31-1997(3) 1,500,000   1,500,000                                          1,500,000
12-31-1997(3)   100,000     100,000     400,000                                500,000
12-31-1997(3)   135,000     135,000                                            135,000
12-31-1997(3)   175,000     175,000     210,000                                385,000
12-31-1997(4)   220,000     220,000                                            220,000
12-31-1997     Net loss                                        (1,511,538)  (1,511,546)
             ----------  ----------   ---------  ----------   -----------    ---------
              3,177,583   3,177,583   8,978,463    (814,183)   (9,470,295)   1,871,568

    Unaudited
06-30-1998(4)   420,000     420,000                                            420,000
06-30-1998(5)   378,699     378,699                                            378,699
06-30-1998     Net loss                                          (171,740)    (171,740)
               --------  ---------- ----------    ---------      --------    ---------
06-30-1998    3,976,282  $3,976,282 $8,978,463   $(814,183)  $(10,311,367)  $1,829,183
              =========  ========== ==========    ==========    =========    =========

(1) Reverse split of shares in a ration of 31-1
(2) Shares issued for consulting fees at an average value of $1.01 per share.
(3) Shares issued for the acquisition of HAMC and UMI from CFC and AB Securities valued at an aggregate of $2,520,000 or $1.32 per share.
(4) Shares issued pursuant to the private placement at $1.00 per share.
(5) Shares issued for consulting fees at a value of $1.00 per share.


                See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of International Mercantile Corporation, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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

Shares used in calculating basic and diluted net income per share were as follows:

                                    For the six months   For the six months
                                     months ended    months ended
                                          June 30,          June 30,
                                           1997              1998
                                     -------------       --------------
 Total number common
shares outstanding                    101,083(1)             3,976,282
                                      =======                =========

(1) Pre split shares were 3,133,151


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

4. MARKETABLE SECURITIES

     The Company adopted Financial Accounting Standards Board ("FASB")
Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1997 and June 30, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1997:



                                                            Estimated
                                        Gross       Gross     Fair
                                     Unrealized Unrealized   Market
                              Cost      Gains      Losses    Value
                             -----     --------  ---------   -----
Cash                     $   290,951    $-0-      $   -0-    $ 290,951
                             -------    ------      -------  ---------
Total cash and cash
   equivalents           $   290,951    $-0-      $   -0-    $ 290,951

Securities-available for
     sale                $   580,000  $213,000              $  367,000
                            --------   -------                 -------
Total cash, cash
  equivalents and
  securities available
  for sale               $   870,951  $213,000               $ 657,951
                             =======   =======                 =======

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at June 30, 1998:


The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at June 30, 1998:


                                                                    Estimated
                                        Gross       Gross            Fair
                                     Unrealized   Unrealized         Market
                               Cost     Gains      Losses            Value
Cash                      $   146,747    $-0-      $   -0-        $ 146,747
                              -------    ----       ------          -------
Total cash and cash
   equivalents            $   146,747    $-0-      $   -0-        $ 146,747

Securities-available for
     sale                 $   580,000              $213,000       $ 367,000
                             --------               -------         -------
Total cash, cash
  equivalents and
  securities available
  for sale                $   726,747              $213,000        $513,747

5. Commitments and Contingencies

    a. Employment Agreement with Mr. Walter Deronde

     On January 1, 1997, the Company entered into an employment agreement with Mr. Walter Deronde as Treasure and Vice President for an annual salary of $120,000. In addition Mr. Deronde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry.

     For the six months ended June 30, 1998, the Company has accrued $60,000 in salary.

     b. Employment Agreement with Mr. Max Apple

     On May 1, 1995, the Company entered into an employment agreement for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket expenses.

      For the six months ended June 30, 1998, the Company has accrued $60,000 in salary and paid an aggregate of $60,000 during the three months ended
June 30, 1998.

      c. Financial Consulting Agreement

     On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket expenses". The term of this agreement is 10 years and is renewable. For the six months ended June 30, 1998, the Company has accrued $60,000 and paid an aggregate of $130,000 during the three months ended June 30, 1998.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the SIX months ended June 30, 1997 and 1998
                ------------------------------------------------

     Except for the description of historical facts contained herein, this Form 10Q contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

     Results of operations for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.
--------------------------------------------------------------------------------

     Revenues were $210,403 for the three months ended June 30, 1998 as compared to $-0- for the three months ended June 30, 1997. Mortgages and related expenses for the three months ended June 30, 1998, were $117,053 as compared to $0 for the three months ended June 30, 1997 representing a cost of mortgages related expenses of 0% for the three months ended June 30, 1997 as compared to 55.63% for the three months ended June 30, 1998.

     General and administrative costs for the three months ended June 30, 1998 were $761,070, an increase of 380.0% over expenses of $200,000 for the three months ended June 30, 1997.

     Results of operations for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. -
--------------------------------------------------------------------------------

     Revenues were $-0- for the three months ended June 30, 1997 as compared to $-0- for the three months ended June 30, 1996. Mortgages and related expenses for the three months ended June 30, 1997, were $-0- as compared to $0 for the three months ended June 30, 1996 representing a cost of mortgages related expenses of 0% for the three months ended June 30, 1997 as compared to -0-% for the three months ended June 30, 1996.

     General and administrative costs for the three months ended June 30, 1997 were $200,000, an increase of 100.0% over expenses of $-0- for the three months ended June 30, 1996.


Liquidity and capital resources as of the end of the six months ended June 30, 1998.
--------------------------------------------------------------------------------

     The Company's cash balance was $146,747 and working capital was a negative $1,105,659 as at June 30, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the search for acquisitions, operation of the Company's mortgage business payment of the day to day operating expenses.

     Income tax: As of June 30, 1998, the Company has a tax loss carry-forward of $10,311,167. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.


     The Company expects its capital requirements to increase over the next several years as it continues to develop its mortgage business and seek new mortgage company related acquisitions, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acquisitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the mortgage business entered into.

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


 Dated: August 14, 1998