Form 10-Q
period 1998-09-30
INTERNATIONAL MERCANTILE CORP
filed 1998-11-23
CIK 51387

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended September 30, 1998.


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

       4,072,115 Common Shares as of September 30, 1998

       Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I
                             FINANCIAL INFORMATION

       Item 1. Financial Statements

       The condensed financial statements for the period ended September 30, 1998 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1998.

                      INTERNATIONAL MERCANTILE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                                                   September 30,
                                                                                            December 31,               1998
                                                                                                1997                 Unaudited
                       ASSETS                                                                   ----                 ---------
 CURRENT ASSETS
   Cash and cash equivalents                                                                    $290,951                $142,049
   Mortgages receivable                                                                          687,500                 285,300
                                                                                                 -------                 -------
   Current assets                                                                                978,451                 427,349
 CAPITAL ASSETS-NET                                                                               14,323                  14,340
 OTHER ASSETS
   Excess of purchase price over assets acquired                                               2,120,186               2,120,186
   Notes receivable-affiliated parties                                                           316,850                 383,247
   Securities-available for sale                                                                 367,000                 367,000
   Intangible assets                                                                              49,209                  49,209
                                                                                                  ------                  ------
   TOTAL OTHER ASSETS                                                                          2,853,245               2,919,642
                                                                                               ---------               ---------
 TOTAL ASSETS                                                                                 $3,846,019              $3,361,330
                                                                                              ==========              ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                        $487,699                $605,184
   Loan payable                                                                                  606,494                 527,494
   Warehouse loan payable                                                                        654,805                 271,035
   Loan payable-related parties                                                                  180,263                 291,355
   Deferred income                                                                                32,695                  14,265
   Corporate income tax payable                                                                   12,495
                                                                                                  ------               ---------
 Total current liabilities                                                                     1,974,451               1,709,333
 CAPITAL STOCK
   Preferred stock- Series 1- authorized 10,000,000 shares, $0.10 par value each, at September 30, 1998, the number of shares outstanding is -0-.
   Preferrd stock- Series 2 - authorized 2,000,000 shares, $0.10 par value each, at September 30, 1998 the number of shares outstanding is -0-.
   Preferred stock - Series 3, authorized 5,000,000, $0.10 par value each. At
 September 30, 1998, the number of shares outstanding is -0- .
   Common stock-Class A-authorized 31,000,000 common shares, par value $0.01 each, at December 31, 1997 and September 30, 1998, the number of shares outstanding was 3,177,583 and 4,072,115
 respectively                                                                                     31,776                  40,721
   Common stock - Class B - authorized 2,000,000,
 $0.01 par value each, the number of shares
 outstanding at September 30, 1998 is -0-
   Additional paid in capital                                                                 12,124,269              13,009,856
   Retained earnings                                                                          (9,470,294)            (10,584,397)
                                                                                              ----------              ----------
 Total stockholders' equity                                                                    2,685,751               2,466,180
 Less treasury stock                                                                            (814,183)               (814,183)
                                                                                               ---------                --------
 Total stockholders equity                                                                     1,871,568               1,651,997
                                                                                               ---------               ---------
 Total liabilities and stockholders' equity                                                   $3,846,019              $3,361,330
                                                                                              ==========              ==========


                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        For the nine                 For the nine
                                                                        months ended                 months ended
                                                                        September 30,                September 30,
                                                                            1997                         1998
                                                                          Unaudited                    Unaudited
                                                                          ---------                    ---------
 Revenue                                                                    $-0-                         $749,337

 Mortgage related expenses                                                   -0-                          481,113
                                                                             ---                          -------
 Gross profit                                                                -0-                          268,224

 Operations:
   General and administrative                                              1,084,500                    1,374,938
   Depreciation and  amortization                                                                           2,483
                                                                           ---------                        -----

   Total expense                                                           1,084,500                    1,377,421

 Income (loss) from operations                                            (1,084,500)                  (1,109,197)

 Corporate income taxes                                                                                       -0-
 Other income
   Interest income                                                                                          3,201
   Unrealized loss on valuation of property and
 equipment
   Gain on sale of asset                                                                                      250
   Interest expense                                                                                        (8,357)
                                                                                                           -------
   Total other income and expense                                                                          (4,906)

 Net Profit (Loss)                                                       $(1,084,500)                 $(1,114,103)
                                                                         ===========                  ============

 Net income (loss) per share - basic                                        $(0.35)                       $(0.32)
                                                                           =========                      =======

 Number of shares outstanding                                             3,133,151                     3,475,766
                                                                          ==========                    =========

 Net income (loss) per share - diluted                                      $(0.35)                       $(0.32)
                                                                           =========                      =======

 Number of shares outstanding                                              3,133,151                    3,475,766
                                                                           =========                    =========



                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        For the three                For the three
                                                                        months ended                 months ended
                                                                        September 30,                September 30,
                                                                            1997                          1998
                                                                          Unaudited                     Unaudited
                                                                          ---------                     ---------
 Revenue                                                                    $-0-                        $303,048

 Mortgage related expenses                                                   -0-                         227,407
                                                                                                         -------
 Gross profit                                                                -0-                          78,641

 Operations:
   General and administrative                                              684,500                       348,412

   Depreciation and amortization                                             -0-                             801
                                                                             ---                             ---

   Total expense                                                           684,500                       349,213

 Income from operations                                                   (684,500)                     (270,572)

 Corporate income taxes                                                      -0-
 Other income
   Interest income                                                                                           816
   Unrealized loss on valuation of property and
 equipment
   Gain on sale of asset
   Interest expense                                                                                       (3,474)
                                                                                                          ------
   Total other income and expense                                            -0-                          (2,658)

 Net Profit (Loss)                                                       $(684,500)                    $(273,230)
                                                                         ==========                    =========

 Net income (loss) per share - basic                                       $(0.22)                       $(0.08)
                                                                          =========                       ======

 Number of shares outstanding                                            3,133,151                     3,475,766
                                                                         ==========                    =========

 Net income (loss) per share - diluted                                      $(0.22)                      $(0.08)
                                                                            ======                       =======

 Number of shares outstanding                                             3,133,151                     3,475,766
                                                                          =========                     =========


                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       For the nine              For the nine
                                                                       months ended              months ended
                                                                       September 30,             September 30,
                                                                           1997                      1998
                                                                         Unaudited                 Unaudited
                                                                         ---------                 ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $(1,084,500)            $(1,114,103)
   Depreciation                                                              -0-                        2,483
   Non cash items                                                             379,500
 Adjustments
   Accounts payable and accrued expenses                                      705,000                 117,485
   Income taxes payable                                                                               (12,495)
                                                                              -------                 -------
 TOTAL CASH FLOWS FROM OPERATIONS                                                 -0-              (1,006,630)
 CASH FLOWS FROM INVESTING ACTIVITIES
   Mortgages receivable                                                                               402,200
   Capital assets                                                                                      (2,500)
   Notes receivable                                                                                    66,397
                                                                                                       ------
 TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                  -0-                      333,303
 CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of capital stock                                                                              894,532
   Warehouse loan payable                                                                            (383,770)
   Loan payable                                                                                       (79,000)
   Loan payable-related parties                                                                       111,098
   Deferred income                                                                                    (18,430)
                                                                                                      --------
 TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                  -0-                      524,425
 NET INCREASE (DECREASE) IN CASH                                             -0-                     (148,902)
 CASH BALANCE BEGINNING OF PERIOD                                            -0-                      290,951
                                                                             ---                      -------
 CASH BALANCE END OF PERIOD                                                 $-0-                     $142,049
                                                                            ====                     ========

                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                  Preferred     Preferred     Preferred        Class A         Class A             Class B
                    Stock         Stock         Stock          Common       Common Stock           Common
 Date             Series 1      Series 2      Series 3          Stock              -----            Stock
 ----             --------      --------      --------          ------                              -----
12-31-1995                                                    3,133,151        $3,133,151

12-31-1996                                                     Net loss
                                                               --------        ----------
12-31-1996                                                    3,133,151         3,133,151

06-01-1997(1)                                                   101,083           101,083
12-31-1997(2)                                                   946,500           946,500
12-31-1997(3)                                                 1,500,000         1,500,000
12-31-1997(3)                                                   100,000           100,000
12-31-1997(3)                                                   135,000           135,000
12-31-1997(3)                                                   175,000           175,000
12-31-1997(4)                                                   220,000           220,000



12-31-1997                                                     Net loss
                                                                               ----------
12-31-1997                                                    3,177,583         3,177,583
  Unaudited
06-30-1998(4)                                                   420,000           420,000
06-30-1998(5)                                                   378,699           378,699
09-30-1998(6)                                                    95,833            95,833

09-30-1998                                                     Net loss
                                                               --------       -----------            ---
09-30-1998(7)       -0-           -0-          -0-            4,072,115         4,072,115            -0-
                    ===           ===          ===            =========       ===========            ===
09-30-1998(7)       -0-           -0-          -0-            4,072,115       $    40,721            -0-
                    ===           ===          ===            =========       ===========            ===

                            Additional
                          paid in capital      Treasury       Retained
 Date                     --------------       Stock          Earnings          Total
 ----                                          -----          --------          -----
12-31-1995                 $5,326,395        $(814,183)     $(7,958,757)      $(313,395)

12-31-1996                                                      -0-              -0-
                           ----------       ----------      -----------       --------
12-31-1996                  5,326,395        $(814,183)     $(7,958,757)      $(313,395)

06-01-1997(1)               8,358,463         (814,183)     $(7,958,757)       (313,395)
12-31-1997(2)                  10,000                                           956,500
12-31-1997(3)                                                                 1,500,000
12-31-1997(3)                 400,000                                           500,000
12-31-1997(3)                                                                   135,000
12-31-1997(3)                 210,000                                           385,000
12-31-1997(4)                                                                   220,000


12-31-1997                                                   (1,511,538)     (1,511,546)
                           ---------         ---------        ---------       ---------
12-31-1997                 8,978,463          (814,183)      (9,470,295)      1,871,568
  Unaudited
06-30-1998(4)                                                                   420,000
06-30-1998(5)                                                                   378,699
09-30-1998(6)                                                                    95,833


09-30-1998                                                   (1,114,103)     (1,114,103)
                           ---------        ---------        ----------       ---------
09-30-1998(7)              8,978,463        $(814,183)     $(10,584,397)     $1,651,997
                           =========        =========      ============      ==========
09-30-1998(7)            $13,009,856        $(814,183)     $(10,584,397)     $1,651,997
                          ==========        =========      ============      ==========


                See accompanying notes to financial statements.

(1)    Reverse split of shares in a ratio of 31-1

(2)    Shares issued for consulting fees at an average value of $1.01 per share.

(3) Shares issued for the acquisition of HAMC and UMI from CFC and AB Securities valued at an aggregate of $2,520,000 or $1.32 per share.
(4)    Shares issued pursuant to the private placement at $1.00 per share.
(5)
(6) Shares issued in consideration of consulting services valued at $1.00 per share. (7) Restatement of stockholders' equity reflecting the change
       in par   value of common stock from $1.00 per share to $0.01 per share.

                See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

Shares used in calculating basic and diluted net income per share were as follows:

                                    For the nine months   For the nine months
                                       months ended          months ended
                                       September 30,          September 30,
                                           1997                  1998
                                       -------------       --------------
 Total number common
shares outstanding                    101,083(1)             3,475,766
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

4. MARKETABLE SECURITIES

       The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1997 and September 30, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.


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
                             =======   =======                 =======

       The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at September 30, 1998:

                                                                    Estimated
                                        Gross       Gross            Fair
                                     Unrealized   Unrealized         Market
                               Cost     Gains      Losses            Value
Cash                      $   142,049    $-0-      $   -0-        $ 142,049
                              -------    ----       ------          -------
Total cash and cash
  equivalents             $   142,049    $-0-      $   -0-        $ 142,049

Securities-available for
     sale                 $   580,000              $213,000       $ 367,000
                             --------               -------         -------
Total cash, cash
  equivalents and
  securities available
  for sale                $   722,049              $213,000        $509,049


5. Commitments and Contingencies

       a. Employment Agreement with Mr. Walter Deronde

       On January 1, 1997, the Company entered into an employment agreement with Mr. Walter Deronde as Treasure and Vice President for an annual salary of $120,000. In addition Mr. Deronde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry.

       For the nine months ended September 30, 1998, the Company has accrued $60,000 in salary.

       b. Employment Agreement with Mr. Max Apple

       On May 1, 1995, the Company entered into an employment agreement for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket expenses.

       For the nine months ended September 30, 1998, the Company has accrued $60,000 in salary.

       c. Financial Consulting Agreement

       On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket expenses". The term of this agreement is 10 years and is renewable. For the nine months ended September 30, 1998, the Company has accrued $60,000.

6. Amendment to the Certificate of Incorporation

       The Company has amended its certificate of incorporation as follows:

       The Company is authroized to issue an aggregate pf 50,000,000 shares of stock as follows:

       31,000,000 shares of Class A Common Stock, par value $0.01 per share.
        2,000,000 shares of Class B Common Stock, $0.01 per share. 10,000,000 shares of Preferred Stock, Series 1, $0.10 per share.
        2,000,000 shares of Preferred Stock, Series 2, $0.10 per share. 5,000,000 shares of Preferred Stock, Series 2, $0.10 per share.

       Class A Common Stock.

       The holders of shares of Class A Common Stock are entitled to 1 vote per share and do not have cumulative voting rights on the election of directors. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Class A Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to holders of shares of the Company's Class A Common Stock. Shareholders of the Company do not have any preemptive rights to subscribe for or purchase any stock, obligations, warrants or other securities of the Company.

       Class B Common Stock

       The holders of shares of Class B Common Stock are entitled to 51 votes per share and do not have cumulative voting rights on the election of directors. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Class B Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to holders of shares of the Company's Class B Common Stock. Shareholders of the Company do not have any preemptive rights to subscribe for or purchase any stock, obligations, warrants or other securities of the Company.

       Series 1 Convertible Preferred Stock

       Each share of Series 1 Preferred Stock is convertible into one (1) share of Class A Common Stock at any time for 3 years following issuance, at a price of two dollars ($2.00) per share. The Series 1 Preferred Stock does not carry any voting rights. In the event the Company declares a dividend, the Series 1 Preferred Stock has a dividend preference to that of the Class A Common Stock.

       The Series 1 Preferred Stock is redeemable by the Company for $.10 per share at any time after the first annual anniversary of issuance, if the average closing bid price of the Class A Common Stock for 10 business days immediately preceding the date of such redemption notice is at least 125% of the exercise price of the Series 1 Preferred Stock. Following any such redemption notice, the holder of the Series 1 Preferred Stock shall have the opportunity to convert the Series 1 Preferred Stock for a period of 20 days following such notice.

       As of September 30, 1998, although shareholders of the Company have approved the issuance of 1,000,000 shares of Class B Common stock to Mr. Frederic Richardson in consideration for the cancellation of 1,000,000 shares of his Class A Common Stock the transaction has not taken place.

7. Private Placement

       Pursuant to a private placement under Rule 506 of the Securities Act of 1933, the Company is offering a minimum of 4 Units and a maximum of 80 Units of its securities. Each Unit is being sold at $25,000 per Unit and consists of 20,833 shares of Class A Common Stock and 20,833 shares of Convertible Series 1 Preferred Stock, which are convertible into 20,833 shares of Class A Common Stock. The Units are being offered on a "best-efforts" basis. The Minimum Amount of securities offered shall be 4 Units. The Units must be purchased for investment purposes only and the free transferability of the securities is restricted.

This Offering will terminate on the earlier of receipt and acceptance of subscriptions for all 80 Units or December 24, 1998, unless extended in the sole discretion of the Company for an additional period of up to 90 days, subject to termination at any time prior thereto by the Company.

       As of September 30, 1888, the Company has not sold any Units. The Company has reserved 1,666,640 shares of Class Common stock pending the exercise of Preferred Series 1 sharesholders converting their shares into shares of Common stock.



Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              for the nine months ended September 30, 1997 and 1998
                ------------------------------------------------

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

       Results of operations for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.
--------------------------------------------------------------------------------

       Revenues were $749,337 for the nine months ended September 30, 1998 as compared to $-0- for the nine months ended September 30, 1997. Mortgages and related expenses for the nine months ended September 30, 1998, were $481,113 as compared to $0 for the nine months ended September 30, 1997 representing a cost of mortgages related expenses of 64.2% for the nine months ended September 30, 1998 as compared to 0% for the nine months ended September 30, 1997.

       General and administrative costs for the nine months ended September 30, 1998 were $1,374,938, an increase of 380.0% over expenses of $1,084,500 for the nine months ended September 30, 1997.

       Results of operations for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. - -
-------------------------------------------------------------------------------

       Revenues were $303,048 for the three months ended September 30, 1998 as compared to $-0- for the three months ended September 30, 1997. Mortgages and related expenses for the three months ended September 30, 1998, were $227,407 as compared to $-0- for the three months ended September 30, 1997 representing a cost of mortgages related expenses of 75.0% for the three months ended September 30, 1998 as compared to -0-% for the three months ended September 30, 1997.

       General and administrative costs for the three months ended September 30, 1998 were $349,213, an decrease of 51.0% over expenses of $684,500 for the three months ended September 30, 1997.


Liquidity and capital resources as of the end of the nine months ended September 30, 1998.
--------------------------------------------------------------------------------

       The Company's cash balance was $142,049 and working capital was a negative $1,281,984 as at September 30, 1998.

       The Company's primary short-term needs for capital, which are subject to change, are for the search for acquisitions, operation of the Company's mortgage business payment of the day to day operating expenses.


       Income tax: As of September 30, 1998, the Company has a tax loss carry-forward of $10,584,397. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.


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


Item 2. Changes in Securities

       Amendment to the Certificate of Incorporation

       The Company has amended its certificate of incorporation as follows:

       The Company is authroized to issue an aggregate pf 50,000,000 shares of stock as follows:

       31,000,000 shares of Class A Common Stock, par value $0.01 per share.
        2,000,000 shares of Class B Common Stock, $0.01 per share. 10,000,000 shares of Preferred Stock, Series 1, $0.10 per share.
        2,000,000 shares of Preferred Stock, Series 2, $0.10 per share. 5,000,000 shares of Preferred Stock, Series 2, $0.10 per share.

       Class A Common Stock.

       The holders of shares of Class A Common Stock are entitled to 1 vote per share and do not have cumulative voting rights on the election of directors. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Class A Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to holders of shares of the Company's Class A Common Stock. Shareholders of the Company do not have any preemptive rights to subscribe for or purchase any stock, obligations, warrants or other securities of the Company.

       Class B Common Stock

       The holders of shares of Class B Common Stock are entitled to 51 votes per share and do not have cumulative voting rights on the election of directors. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Class B Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to holders of shares of the Company's Class B Common Stock. Shareholders of the Company do not have any preemptive rights to subscribe for or purchase any stock, obligations, warrants or other securities of the Company.

       Series 1 Convertible Preferred Stock

       Each share of Series 1 Preferred Stock is convertible into one (1) share of Class A Common Stock at any time for 3 years following issuance, at a price of two dollars ($2.00) per share. The Series 1 Preferred Stock does not carry any voting rights. In the event the Company declares a dividend, the Series 1 Preferred Stock has a dividend preference to that of the Class A Common Stock.

       The Series 1 Preferred Stock is redeemable by the Company for $.10 per share at any time after the first annual anniversary of issuance, if the average closing bid price of the Class A Common Stock for 10 business days immediately preceding the date of such redemption notice is at least 125% of the exercise price of the Series 1 Preferred Stock. Following any such redemption notice, the holder of the Series 1 Preferred Stock shall have the opportunity to convert the Series 1 Preferred Stock for a period of 20 days following such notice.

       As of September 30, 1998, although shareholders of the Company have approved the issuance of 1,000,000 shares of Class B Common stock to Mr. Frederic Richardson in consideration for the cancellation of 1,000,000 shares of his Class A Common Stock the transaction has not taken place.

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




                                   INTERNATIONAL MERCANTILE CORPORATION
                                      (Registrant)

                                    By: /s/ Scot Hess
                                       ------------------
                                       SCOT HESS
                                       PRESIDENT


 Dated: November 17, 1998