Form 10-K
period 1998-12-31
INTERNATIONAL MERCANTILE CORP
filed 1999-09-28
CIK 51387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998     Commission file number 0-7693
                        --------------------------------

                      INTERNATIONAL MERCANTILE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

    MISSOURI                           1662                       43-0970243
 (State or other           (Primary Standard Industrial      (I.R.S. Employer
 jurisdiction of           Classification Code Number)       Identification No.)
incorporation or
  organization)

                               1625 KNECHT AVENUE
                            BALTIMORE, MARYLAND 21227
              (Address of principal executive offices and zip code)

                                 (410) 242-5000
            (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)

Securities Registered Pursuant to Section 12(g) of the Act:
         Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Transitional Small Business Disclosure Format Yes     No  X

Registrant's total revenues for its most recent fiscal year......$1,339,856.

As of December 31, 1998, there were outstanding 3,323,615 shares of Class A Common Stock, $0.01 par value, and 1,000,000 shares of Class B Common Stock, $0.01 par value.

The Company's Class A Common Stock is traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the Company's Class A Common Stock held by non-affiliates of Registrant was $2,605,615 on December 31, 1998 based upon the average bid and asked price of the Registrant's Common Stock on that date.


                      INTERNATIONAL MERCANTILE CORPORATION

                                     PART I

Item 1.  Business.

         International Mercantile Corporation, a Missouri corporation ("IMTL" or the "Company"), was founded on March 10, 1971, for the purpose of acquiring Frontier Insurance Company and Universal Life Holding Corporation. The Company effected these acquisitions on August 31, 1973. The Company subsequently acquired a controlling interest in Sterling Financial Corporation. Prior to 1997, the Company through various transactions which have previously been reported, divested itself of its entire ownership in these entities.

         In 1997, the Company acquired University Mortgage, Inc. , a diversified financial services company, which offers a full spectrum of financial and asset management services and products. The Company operates primarily on the East Coast and provides residential mortgages and equity investment. The Company also acquired Home American Mortgage Company, which as of December 1998 had no assets or operations. The Company does not retain any servicing rights on loans it originates.

University Mortgage, Inc.

         University Mortgage, Inc.("UMI"), a Maryland corporation, was incorporated in 1994 and operates as a licensed mortgage lender in Maryland, Virginia, Washington, D.C., Delaware and Pennsylvania. UMI specializes in the origination of high loan-to-value "Equity+Plus" consumer loans for homeowners. These loans are primarily used for home improvements and/or debt consolidation and are frequently eligible for HUD insurance under the FHA Title I program, or are issued under an uninsured conventional Title I look-alike program. UMI is also an approved correspondent of several investors to whom its sells its loans on a non-recourse, servicing-released basis. UMI has originated more than 500 of these loans and currently closes about 30 loans per month. The average loan amount is approximately $42,000 and UMI's average fee for closing a loan is approximately $3,230.

         In an effort to become a leading consumer finance company in the Mid-Atlantic states, UMI has chosen a low-risk expansion plan to develop business from a loan origination network consisting of mortgage brokers, financial planners and home-improvement dealers. UMI has also implemented direct-mail and telemarketing campaigns targeting homeowners who it feels are likely candidates for home improvement and debt consolidation financing. Finally, UMI is building a wholesale network by fax broadcasting rate sheets and product information to over 300 licensed mortgage brokers in the Mid-Atlantic region.

Securitization of Loans

         In the normal course of its business, the Company will sell loans which it has made to unrelated third party investors through the (i) sale of individual loans; (ii) bulk sale of several loans; and (iii) securitization of an entire portfolio of loans. Such sales may occur shortly after the consummation of a loan out of its portfolio or after a portfolio of loans has been built. In all instances, loans are sold to unrelated entities for a premium, thereby generating income for the Company. The Company has not yet completed a securitization transaction.

         To advance solid growth, the Company's strategy includes continued expansion through acquisitions of mortgage companies primarily through the use of Class A Common Stock. The Company created by such acquisitions will promote continual development of competitive, multi-faceted, cross-selling financial services.

         The Company has been dependent upon the financial resources of the Company's management for its continued existence. The Company will also be dependent upon its ability to raise additional capital to complete its plans for further acquisitions and its marketing program, acquire management talent, and working capital to engage in profitable business activity.

Competition

         The  Company's   competitors  include  regional  mortgage  brokers  and
regional and national banks.

Marketing

         The Company markets its products and services through various forms of advertising and a direct sales force. The Company takes applications from potential borrowers in person and telephonically. The loan request is then processed and closed. The Company attempts to provide its home equity borrowers with a loan approval and to close its home equity loans in a timely, competitive manner.

Lending Policies and Practices

         The Company endeavors at all times to keep its interest and other charges competitive with the lending rates of other finance companies.

Regulation

         The consumer home equity lending business is highly regulated by both federal and state laws. All consumer loans must meet the requirements of the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act and Federal Reserve Regulations X, Z and B. In addition to the Federal laws, UMI is licensed and regulated by the Department of Banking in the Commonwealth of Pennsylvania, Maryland, Virginia and Washington, DC and maintains compliance with the various federal and state laws through its in-house and outside counsel which continually review documentation and procedures and monitor and apprise the Company on various changes in the laws.

Union Express Mortgage

         Union Express Mortgage Corporation ("UEMC") is a Florida based private mortgage company. In October 1998, the Company entered into a Stock Purchase Agreement (the "Agreement") with UEMC, Shahid Quraeshi and Richard J. Jump. Mr. Quraeshi and Mr. Jump each have a 50% interest (or 500 shares) in UEMC and Mr. Jump is the President. Pursuant to the terms of the Agreement, the Company bought 100% of the outstanding common stock of UEMC (1000 shares) in exchange for 400,000 shares of Class A Common Stock at a deemed price of 1.00 per share, or a purchase price of $400,000. As of December 31, 1998, this transaction was rescinded by the parties.

Promissory Note from Oxford International, Inc.

         On December 2, 1998, the Company approved the issuance of 3,000,000 shares of Series 2 Preferred Stock, $0.10 par value, to Oxford International, Inc. ("Oxford") in exchange for a note in the principal amount of $3,000,000, bearing interest at 8% per annum (the "Note"). The Note was secured by certain assets of Oxford. Oxford is owned by Greg Dutcher, a former Director of the Company. As of December 31, 1998, this transaction was rescinded by the parties.

Employees

         As of December 31, 1998, the Company had three employees, all of whom were full time, and UMI had 15 full time employees.

Item 2.           Properties.

         UMI has entered into a sublease agreement with W-C Consultants for the lease of approximately 1,322 feet of office and storage space for the premises located at 5480 Wisconsin Avenue, Suite LL- 4, Chevy Chase, Maryland. On October 1, 1997, the lease agreement was extended until September 30, 2000 at a monthly rental of $1,766. During 1998, the Company's principal executive offices were located at this address.

Item 3.           Legal Proceedings.

         On June 25, 1993, a Petition on Note was filed against the

Company in the Circuit of Cole County, Missouri, seeking damages in the amount of $54,294 plus interest and attorney's fees, for default on numerous promissory notes. The Petition alleged that there were promissory notes issued by the Company in favor of Plaintiffs, Janet L. Mertz, Edwin H. Mertz, Glenn E. Mertz, Edna L. Mertz, Danny W. Mertz and Valerie J. Mertz which were due in February, 1993, and which the Company has refused to pay. In June, 1994, the Plaintiffs Motin for Summary Judgment was granted and Judgment was entered against the Company in the aggregate amount of $70,820. As of December 31, 1998, the judgment was not satisfied and is still pending.

         During 1998, two actions were filed against the Company in connection with the alleged breach by the Company of certain acquisition agreements. During 1998, each of these actions was settled and were not outstanding as of December 31, 1998. In full settlement thereof, the Company transferred to the plaintiffs an aggregate of 123,000 shares of Class A Common Stock. These shares were restricted securities as defined in Rule 144 promulgated under the Act.

Item 4.           Submission of Matters to a Vote of Security Holders.

         (a)      The Annual Meeting of Shareholders was held on
                  September 11, 1998.
         (b)      Election of Directors

                  Each of the following individuals was elected as a director at the Annual Meeting:

                                              For                       Withhold
                                              ---                       --------
         Frederic S. Richardson             2,323,000                       0
         M. Scott Hess                      2,323,000                       0
         Max W. Apple                       2,323,000                       0
         Walter DeRonde                     2,323,000                       0
         Ed Hutya                           2,323,000                       0

         (c) In addition to the election of directors, the following matters were also voted on and approved at the Annual Meeting:

                  (i)      A proposal  to ratify a 31 to 1
                           reverse  stock  split effectuated in
                           1997.

                           Affirmative Votes   -      2,323,000

                           Negative Votes      -              0

                           Abstaining Votes    -              0

                  (ii) A proposal to ratify Thomas P. Monahan, CPA, as the Company's independent auditor.

                           Affirmative Votes   -     2,323,000

                           Negative Votes      -             0

                           Abstaining Votes    -             0

            (iii) A proposal to amend the Company's Articles of Incorporation to allow the number of the Company's Directors to be set by the Bylaws.

                           Affirmative Votes   -      2,323,000

                           Negative Votes      -              0

                           Abstaining Votes    -              0

            (iv) A proposal to amend the Company's Articles of Incorporation to reduce the par value of its common stock from $1.00 per share to $.01 per share.

                           Affirmative Votes   -      2,323,000

                           Negative Votes      -              0

                           Abstaining Votes    -              0

            (v) A proposal to authorize an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of any class of stock from 10,000,000 to 50,000,000 shares.

                           Affirmative Votes   -      2,323,000

                           Negative Votes      -              0

                           Abstaining Votes    -              0


            (vi) A proposal to amend the Company's Articles of Incorporation to provide for up to three classes of preferred stock, with rights regarding voting, par value, liquidation, conversion and dividends to be set by the Board of Directors and one new class "B" stock, having voting rights of 51 votes for each share, be created, with the current class of common stock being designated class "A".

                           Affirmative Votes   -      2,323,000

                           Negative Votes      -              0

                           Abstaining Votes    -              0


                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters.

         The Class A Common Stock is currently traded on the OTC Electronic Bulletin Board under the symbol "IMTL." There is no established trading market for the Class A Common Stock. The high and low bid prices on the OTC Electronic Bulletin Board for the Class A Common Stock were as follows:

Fiscal Quarter                                     High                   Low
--------------                                     ----                   ---

1997
First Quarter (through March 31, 1997)             27  1/8               3  7/8
Second Quarter (through June 30, 1997)              3  7/8               3  7/8
Third Quarter (through September 30, 1997)         21 21/64            13 17/32
Fourth Quarter (through December 31, 1997)          6  1/2               4

1998
First Quarter (through March 31, 1998)              4  1/8                  1/2
Second Quarter (through June 30, 1998)              2  3/4                  1
Third Quarter (through September 30, 1998)          2 1/16                13/16
Fourth Quarter (through December 31, 1998)          1  3/8                 7/16

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         On December 31, 1998, there were 2,481 record holders of the Class A Common Stock.

         The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities.

         During the fourth quarter of 1997 and the first quarter of 1998, the Company engaged in a private placement offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to accredited investors. The Company offered 75 Units, with 25 Units offered on an "all-or-none" basis and the remaining 50 Units offered on a "best efforts" basis. Each Unit consisted of 10,000 shares of the Company's Class A Common Stock at $1.00 per share. The Offering was amended to reduce the minimum offering to 20 Units. As of December 31, 1997, the Company sold 22 Units for $220,000 and as of December 31, 1998, the Company sold 42 additional Units for $420,000. The Company agreed to use its best efforts to register the Common Stock for resale under the Act. As of the date hereof, the Company has not registered the shares of Common Stock. In connection with the sale of the Units, the Company paid a broker-dealer compensation of 10% of all Units sold, or an aggregate of $66,000.

         In October 1998, the Company commenced a private placement offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Company offered for sale on a "best efforts" basis a minimum of 4 Units and a maximum of 80 Units at a unit price of $25,000. Each Unit consisted of 20,833 shares of Common Stock and 20,833 shares of Convertible Preferred Stock, which are convertible into 20,833 shares of Common Stock. As of December 31, 1998, no Units were sold.

Item 6.           Management's Discussion and Analysis of
                  Financial Conditions and Results of
                  Operations.


Cautionary Statement Regarding Forward-Looking Statements

         This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. In connection with the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995, the Company is including this Cautionary Statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the control of the Company, include the Company's ability to (i) identify and capitalize on possible acquisition opportunities, (ii) obtain suitable financing to support its operations, (iii) manage its growth, (iv) achieve operating efficiencies associated with the acquisitions of separate businesses, (v) integrate the operation of separate businesses hereinafter acquired, and (vi) anticipate and adjust to fluctuations in economic variables affecting the mortgage market. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met. All forward looking statements are expressly qualified in their entirety by this Cautionary Statement.

Introduction

         International Mercantile Corporation, a Missouri corporation ("IMTL" or the "Company"), was founded on March 10, 1971, for the purpose of acquiring Frontier Insurance Company and Universal Life Holding Corporation. The Company effected these acquisitions on August 31, 1973. The Company subsequently acquired a controlling interest in Sterling Financial Corporation. Prior to 1997, the Company through various transactions which have previously been reported, divested itself of its entire ownership in these entities.

         During 1997, the Company entered into a series of transactions which resulted in the Company acquiring University Mortgage, Inc., ("UMI") and Home America Mortgage Company ("HAMC"). UMI's principal business is the origination and sale of purchase, refinance, home equity, home improvement and debt consolidation loans from residential customers in Maryland, Virginia, Washington, D.C., Pennsylvania and Delaware. HAMC presently holds an inactive license to do business in the state of Louisiana and has no assets or liabilities. The Company carries HAMC in its financial statements for no value.

         The Company does not retain any servicing rights on loans it originates. The Company is actively seeking to grow through the acquisition of other active mortgage banking and mortgage brokering business. The Company has positioned itself to entertain new acquisitions by having available various sources for mortgage funding and having acquired a warehouse line of credit through UMI and an unsecured line of credit.

         The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new mortgage products are successfully developed and introduced by the Company, market acceptance of current or new mortgage products, regulatory delays, competitive pressures on average interest rate pricing, changes in the mix of and mortgage products sold. Operating results would also be adversely affected by a downturn in the market for the Company's current and future mortgage products, change in interest rates, changes in the availability of end purchases of mortgages. Because the Company is continuing to increase its operating expenses for personnel, the Company's operating results would be adversely affected if its mortgage production did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent. The Company's computer and other systems will not be adversely affected by the year 2000.

         The Company's independent auditor had included an explanatory paragraph in his report on the Company's December 31, 1998, consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at December 31, 1998 combined with the revenues to be generated during fiscal year 1999, together with cash contributed by management, and the potential capital to be raised from private placement activities and the ability to reduce anticipated expenditures, if required, will provide for the Company to continue as a going concern.

Results of Operations

For the Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997.

         Revenues from any source were $-0- for the year ending December 31, 1997 and increased to $1,339,856 for the year ended December 31, 1998 as result of the consolidated operations of University Mortgage, Inc. Costs processing mortgages were $-0- for the year ending December 31, 1997 and increased to $779,640 for the year ended December 31, 1998. Gross profit was $-0- for the year ended December 31, 1997 and increased to $560,216 for the year ended December 31, 1998.

         General and administrative costs for the year ended December 31, 1998 were $2,351,893, an increase of $840,360 over expenses of $1,511,538 for the year ended December 31, 1997. The increased costs were the result of the Company incurring $482,706 in consulting fees, $779,640 in mortgage related expenses, $524,187 in corporate administrative expenses, $584,308 in operating expenses for mortgage support services, $15,000 in corporate office rent, $295,625 in legal fees, and $410,000 in the recognition of a loss on the "keep well" agreement with UMI.

For the Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996.

         Revenues from any source were $-0- for the years ending December 31, 1996 and 1997. Costs processing mortgages were $-0- for the years ending December 31, 1996 and 1997.

         General and administrative costs for the year ended December 31, 1997 were $1,511,538, an increase of $1,511,538 over expenses of $-0- for the year ended December 31, 1996. The increased costs were the result of the Company issuing an aggregate of 946,500 shares of Common Stock in consideration for $956,500 in consulting fees, reimbursement for expenses paid for by the officers and Directors on behalf of the Company and in settlement of litigation.

The Company also accrued $360,000 in back salaries pursuant to various employment agreements and has paid additional expenses of $205,038.

Liquidity  and Capital Resources

As of the end of fiscal year, December 31, 1998.

         At December 31, 1998, the Company has cash and cash equivalents of approximately $205,022 and negative working capital of $131,831. Mortgages receivables decreased $578,700 or 84.2% primarily as result of closing more loans on a table funding basis instead of closing loans using the Company's warehousing line as was the procedure for the year ended December 31, 1997.

         The Company financed its operations through the sale of shares of Class A Common Stock aggregating $420,000, a reduction in mortgages receivable aggregating $578,700, and a reduction in notes receivable-related parties aggregating $84,259.

         The Company expended cash to purchase capital assets aggregating $745, reducing the loans payable on the warehouse line payable, and a reduction in loans payable-related parties aggregating $529,263.

         As of December 31, 1999, UMI had become delinquent in payment of payroll taxes (including penalties and interest) in the amount of $74,263.

         Income tax: As of December 31, 1998, the Company had a tax loss carry-forward of $11,265,312. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

         The Company expects its capital requirements to increase over the next several years as it continues to develop its mortgage business and seek new mortgage company related acquisitions, or other business acquisitions, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acquisitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the mortgage business entered into.

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

As of the end of fiscal year, December 31, 1997.

         The Company increased its cash balance to $290,951 and incurred negative working capital of $996,000 as of the end of fiscal year 1997 as the result of the sale in the aggregate of $220,000 in shares of common stock through the Company's private placement and the consolidation of UMI's cash position.

Year 2000 Compliance

         During 1998, the Company implemented a Year 2000 plan to minimize the possibility of a serious interruption of its business operations. In 1998, specifications were developed for new business systems to include compliance with Year 2000 issues. Based upon the specifications, in 1998, the Company significantly upgraded its business systems, including all computer hardware and software used in business operations, including management, administration, and financial systems. As of December 31, 1998, the Company believes that its products are Year 2000 compliant.

         The Company's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruption. Possible Year 2000 worst case scenarios include the interruptions of significant parts of the Company's business as a result of internal business system failure, or the failure of the business systems of its suppliers, distributors or customers. Any such interruption may have a material adverse impact on the future results of the Company.

Item 7.           Consolidated Financial Statements.

                                                                            Page
                                                                            ----

Report of Independent Auditors                                              F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-4

Consolidated Statement of Shareholders' Equity                              F-6

Consolidated Statements of Cash Flows                                       F-8

Notes to Consolidated Financial Statements                                  F-9

                                THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775

To  The  Board  of  Directors  and   Shareholders of   International  Mercantile
Corporation

       I have audited the accompanying consolidated balance sheet of International Mercantile Corporation as of December 31, 1997 and 1998 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1997 and 1998. I did not audit the financial statements as of December 31, 1996 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for financial statements as of December 31, 1996 are based solely on the report of the other auditors.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Mercantile Corporation as of December 31, 1997 and 1998 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that International Mercantile Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

       Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of International Mercantile Corporation to continue as a going concern.

/s/ Thomas Monahan
-------------------
Thomas P. Monahan, CPA
August 5, 1999
Paterson, New Jersey

                      INTERNATIONAL MERCANTILE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                   December 31,      December 31,
                                                                                      1997              1998
                                                                                      ----              ----
                                  Assets
Current assets

  Cash and cash equivalents                                                        $  290,951       $  205,022

  Mortgages  receivable                                                               687,500          108,800
                                                                                   ----------        ---------
  Current assets                                                                      978,451          313,822

Capital assets-net                                                                     14,323            6,328

Other assets

  Excess of purchase price over assets acquired                                     1,120,186        1,120,186

  Notes receivable-affiliated parties                                                 316,850          232,591

  Securities-available for sale                                                       367,000          481,872

  Security deposit                                                                                       5,488

  Intangible assets                                                                    49,209           32,241
                                                                                   ----------       ----------
  Total other assets                                                                1,853,245        1,872,378
                                                                                   ----------       ----------
Total assets                                                                       $2,846,019       $2,192,528
                                                                                  ===========       ==========

                      Liabilities and Stockholders' Equity

Current liabilities

  Accounts payable and accrued expenses                                            $  487,699       $    4,397

  Payroll taxes                                                                                         74,263

  Notes payable                                                                        57,494           57,494

  Loan payable-related parties                                                        529,263

  Warehouse loan payable                                                              654,805          103,360

  Bank line of credit                                                                 200,000          200,700

  Deferred income                                                                      32,695            5,440

  Corporate income tax payable                                                         12,495
                                                                                   ----------        ---------
Total current liabilities                                                           1,974,451          445,653

Capital stock

  Preferred stock- Series 1- authorized 10,000,000 shares, $0.10 par value each, at December 31, 1998, the number of shares outstanding is -0-.
  Preferred stock- Series 2 - authorized 2,000,000 shares, $0.10 par value each, at December 31, 1998 the number of shares outstanding is -0-.
  Preferred  stock - Series 3,  authorized  5,000,000,  $0.10 par value each. At
December 3, 1998, the number of shares outstanding is -0- .
  Common  stock-Class  A-authorized  31,000,000  common shares,  par value $0.01 each, at December 31, 1998, the number of shares outstanding was
2,177,583 and 3,323,615 respectively.                                                  21,776           33,236

                See accompanying notes to financial statements.

  Common stock - Class B - authorized 2,000,000, $0.01 par value each, the
number of shares outstanding at December 31, 1998 is 1,000,000.                                          10,000

  Additional paid in capital                                                       11,134,270        13,783,133

  Retained earnings                                                               (9,470,294)      (11,265,312)
                                                                                  ----------       ------------

Total stockholders' equity                                                          2,685,751         2,561,058

Less treasury stock                                                                 (814,183)         (814,183)
                                                                                  -----------      ------------

Total stockholders equity                                                            871,568         1,746,875
                                                                                  -----------      ------------

Total liabilities and stockholders' equity                                        $2,846,019        $2,192,528
                                                                                  ===========      ============

                See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  For the year      For the year     For the year
                                                     ended             ended            ended
                                                  December 31,      December 31,     December 31,
                                                      1996              1997             1998
                                                      ----              ----             ----
Revenue                                           $        -0-     $         -0-     $  1,339,856

Mortgage related expenses                                  -0-               -0-          779,640
                                                  ------------        ----------        ---------
Gross profit                                               -0-               -0-          560,216

Operations:

  General and administrative                               -0-         1,511,538        2,351,893

  Depreciation and  amortization                           -0-                              8,739
                                                  ------------        ----------        ---------
  Total expense                                            -0-         1,511,538        2,360,632

Income from operations                                                (1,511,538)      (1,800,416)

Corporate income taxes                                                       -0-

Other income

  Interest income                                                                          45,062

  Gain on sale of asset                                                                       250

  Interest expense                                                                        (39,913)

  Total other income and expense                           -0-                              5,399

Net Profit (Loss)                                 $        -0-     $  (1,511,538)    $ (1,795,017)
                                                   ===========      ============     ============

Net income (loss)  per share - basic              $        -0-     $       (0.53)          $(0.43)
                                                   ===========      ============     ============

Number of shares outstanding                           101,083         2,877,583        4,191,282
                                                   ===========      ============     ============

                 See accompanying notes to financial statements

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  For the three      For the three     For the three
                                                                  months ended       months ended      months ended
                                                                   December 31,      September 30,     September 30,
                                                                      1996               1997              1998
                                                                   Unaudited          Unaudited         Unaudited
                                                                   ---------          ---------         ---------
Revenue                                                            $     -0-          $     -0-        $  590,519

Mortgage related expenses                                                -0-                -0-           298,527
                                                                   ---------          ---------        ----------
Gross profit                                                             -0-                -0-           291,992

Operations:

  General and administrative                                             -0-            427,038           976,955

  Depreciation and  amortization                                         -0-                -0-             6,256
                                                                   ---------          ---------        ----------

  Total expense                                                          -0-            427,038           983,211

Income from operations                                                                 (427,038)         (691,219)

Corporate income taxes

Other income

  Interest income                                                                                         41,861

  Interest expense                                                       -0-                             (31,556)

  Total other income and expense                                                                          10,305

Net Profit (Loss)                                                  $     -0-           (427,038)       $(680,914)
                                                                   =========          =========        ==========
Net income (loss)  per share - basic                               $     -0-          $   (0.15)       $   (0.16)
                                                                   =========          =========        ==========
Number of shares outstanding                                         101,083          2,877,583        4,191,282
                                                                   =========          =========        ==========


                 See accompanying notes to financial statements.

                                       INTERNATIONAL MERCANTILE CORPORATION
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

                              Preferred  Preferred  Preferred        Class A          Class A        Class B       Class B
                                Stock      Stock      Stock           Common           Common         Common        Common
Date                          Series 1    Series 2   Series 3          Stock            Stock          Stock         Stock
----                          --------    --------   --------        --------         --------       --------      --------
12-31-1995                                                          3,133,151       $3,133,151

Net loss
                                                                    ---------       ----------
12-31-1996                                                          3,133,151        3,133,151

Reflects 31 to 1 reverse                                              101,083            1,011
split

Shares issued for                                                     946,500            9,465
consulting fees

Shares issued for                                                   1,910,000           19,100
acquisitions

Sale of shares through                                                220,000            2,200
private placement at $1.00
per share

Prior period correction-                                           (1,000,000)         (10,000)
Cancellation of shares

Net loss
                                                                    ---------       ----------
December 31, 1997                                                   2,177,583           21,776

Sale of shares                                                        420,000            4,200

Issuance of shares as non                                           1,093,699           10,937
cash compensation

Issuance of shares for                                                125,000            1,250
legal expenses

Issuance of shares Pursant                                            507,333            5,073
to S-8 options  valued at
$1.74

Exchange of shares                                                 (1,000,000)         (10,000)    1,000,000        10,000

Net loss
                                                                    ---------       ----------   ----------      ---------
December 31, 1998                    -0-        -0-        -0-      3,323,615       $   33,236    1,000,000       $ 10,000
                                  ======     ======     ======     ==========         ========   ==========      =========

                See accompanying notes to financial statements.

                                Additional
                                 paid in        Treasury          Retained
Date                             capital          Stock          Earnings          Total
----                             -------          -----          --------          -----
12-31-1995                        $5,326,395      $(814,183)      $(7,958,757)      $(313,395)

Net loss                                                             -0-             -0-
                                  ----------      ---------       -----------       ---------
12-31-1996                         5,326,395      $(814,183)      $(7,958,757)      $(313,395)

Reflects 31 to 1 reverse           8,458,535       (814,183)       (7,958,757)       (313,395)
split

Shares issued for                    947,035                                           956,500
consulting fees

Shares issued for                  2,500,900                                         2,520,000
acquisitions

Sale of shares through               217,800                                           220,000
private placement at $1.00
per share

Prior period correction-           (990,000)                                       (1,000,000)
Cancellation of shares

Net loss                                                           (1,511,538)     (1,511,546)
                                                                   -----------     -----------
December 31, 1997                 11,134,270       (814,183)       (9,470,295)         871,568

Sale of shares                       415,800                                           420,000

Issuance of shares as non          1,100,762                                         1,111,699
cash compensation

Issuance of shares for               254,375                                           255,625
legal expenses

Issuance of shares Pursant           877,927                                           883,000
to S-8 options  valued at
$1.74

Exchange of shares                                                                         -0-

Net loss                                                           (1,795,017)     (1,795,017)
                                ------------      ----------     -------------     -----------
December 31, 1998               $13,783,134       $(814,183)     $(11,265,312)     $1,746,875
                                ============      ==========     =============     ===========

                 See accompanying notes to financial statements

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   For the year      For the year      For the year
                                                                      ended             ended            ended
                                                                   December 31,      December 31,      December 31,
                                                                      1996               1997              1998
                                                                      ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                       $        -0-     $ (1,511,537)     $ (1,795,017)

  Depreciation                                                                                               8,739

  Non cash compensation                                                                  956,500         2,250,324

  Non cash items                                                                         399,814

Adjustments

  Accounts payable and accrued expenses                                                  412,061          (483,302)

  Payroll taxes                                                                                              74,263

  Corporate income taxes payable                                                          12,495            (12,495)
                                                                                     -----------         ----------
TOTAL CASH FLOWS FROM OPERATIONS                                            -0-          269,333             42,512

CASH FLOWS FROM INVESTING ACTIVITIES

  Mortgages receivable                                                                 (687,500)            578,700

  Capital assets                                                                        (14,323)               (745)

  Notes receivable-related parties                                                     (316,850)             84,259

  Securities available for sale                                                        (367,000)           (114,872)

  Security deposit                                                                                           (5,488)

  Intangible asset                                                                      (49,209)             16,968
                                                                                                         ----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                  -0-      (1,434,882)            558,822

CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of capital  stock                                                                 220,000            420,000

  Warehouse loan payable                                                                 654,805           (551,445)

  Additional paid in capital

  Loan payable- related parties                                                          549,000           (529,263)

  Line of credit

  Deferred income                                                                         32,695            (27,255)
                                                                                     -----------         ----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                             1,456,500           (687,263)

NET INCREASE (DECREASE) IN CASH                                             -0-          290,951            (85,929)

CASH BALANCE BEGINNING OF PERIOD                                            -0-              -0-            290,951
                                                                        ------       -----------         ----------
CASH BALANCE END OF PERIOD                                         $        -0-     $    290,951      $     205,022
                                                                        ======       ===========         ==========

                 See accompanying notes to financial statements

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


       NOTE 1 -  ORGANIZATION OF COMPANY AND ISSUANCE OF COMMON STOCK

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

       As of December 31, 1997, the Company has issued an aggregate of 946,500 shares of common stock in consideration for $956,500 in consulting fees, reimbursement for expenses paid by the officer's and Directors on behalf of the Company, and in settlement of litigation at a value of $1.00 per share.

       As of December 31, 1997, the Company has issued an aggregate of 1,910,000 shares of common stock and recorded a Note Payable in the principle amount of $300,000 in consideration for the acquisition of HAMC and UMI from CFC and AB Securities, Inc.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       The Company sold, pursuant to a private placement under "Rule 506" of the Securities Act of 1933, as amended, an aggregate of 420,000 shares of common stock at $1.00 per share for an aggregate consideration of $420,000.

       The Company issued an aggregate of 1,113,699 shares of common stock in consideration for $1,113,699 in consulting fees valued at $1.00 per share.

       The Company issued to Filmore and Griffth, attorneys at law, an aggregate of 125,000 shares in consideration for legal services valued at $255,625 or $2.05 per share.

       The Company issued an aggregate of 507,333 shares in consideration for consulting services valued at $883,000 or $1.74 per share.

       The Company received 1,000,000 shares of common stock from CFC for cancellation reducing the number of shares of common stock issued to CFC for the acquisitions in 1997. The Company had issued and aggregate of 1,910,000 shares of common stock with a value in the aggregate of $2,520,000. The financial statements as of December 31, 1997 and for the year ended December 31, 1997 have been restated correcting the number of shares of common stock issued for the various acquisitions to be an aggregate of 910,000 and reducing the value of the stock issued to an aggregate of $1,520,000 or $1.65 per share.

       The Company has approved the issuance of 1,000,000 shares of Class B Common stock to Mr. Frederic Richardson in consideration for the cancellation of 1,000,000 shares of his Class A Common Stock.

       NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Basis of Financial Statement Presentation

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $11,934,304 for the period from inception March 10, 1971 to December 31, 1998. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating that with the completion of its private placement and with the increase in working capital provided by the profitable operations of the Company's subsidiary, University Mortgage, Inc. , the Company will complete its plans for

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

expansion into the mortgage business and experience an increase in income. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of mortgage funding sources, initiating marketing penetration and opening regional offices. The Company plans to engage in such ongoing financing efforts on a continuing basis.

       The financial statements presented consist of the consolidated balance sheet of the Company as at December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended December 31, 1996, 1997 and 1998.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock.

       Pursuant to the requirements of the Securities and Exchange Commission, the calculation of the shares used in computing basic and diluted EPS include the shares of common stock issued for the acquisition of HAMC and UMI.

       Shares used in calculating basic and diluted net income per share were as follows:




                                                                Year ended    Year ended     Year ended
                                                                December 31,  December 31,   December 31,
                                                                    1996          1997           1998
                                                                    ----          ----           ----
 Total number common
    shares outstanding                                            101,083(1)  2,177,583(2)      3,323,615

Shares due ABS on "keep well"
provision of acquisition agreement                                                                700,000

Shares reserved pursuant to Stock
option plan                                                                        800,000        167,667
                                                                    -------      ---------      ---------
Total                                                               101,083      2,877,583      4,191,282
                                                                    =======      =========      =========


     (1) Pre split shares were 3,133,151
     (2) Restated reflecting 1,000,000 shares returned for cancellation in 1998.

       e. Revenue recognition

       Revenue is recognized when mortgages are closed.

       f. Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       g. Significant Concentration of Credit Risk

       At December 31, 1997 and 1998, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- and -0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

       h. Mortgage Inventory

       The UMI presents its mortgage inventory as discussed in "Fair Value of Financial Instruments". As of the date of this report, substantially all of the December 31, 1997 and 1998 mortgage inventory has been sold.
Mortgage inventory secures the related warehouse lines of credit

       i. Asset Impairment

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

       j.  Income Taxes

       The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes arise from temporary differences between the financial statement and tax bases of

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are recognized when realized using the flow through method of accounting.

    k. Recent Accounting Standards

       Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity.

       The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

       Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

       In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company is currently assessing the impact that adoption of this statement will have on consolidated financial position and results of operations.

       NOTE 3 - ACQUISITIONS

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


       As of December 31, 1997, the Company completed a series of transactions between the Company, UMI, CFC and ABS for the acquisitions of HAMC and UMI. The Company initially issued and aggregate of 1,910,000 shares of common stock with a value in the aggregate of $2,520,000. In 1998, the Company received 1,000,000 shares of common stock from CFC for cancellation reducing the number of shares of common stock issued to CFC for the acquisitions in 1997. The financial statements as of December 31, 1997 and for the year ended December 31, 1997 have been restated correcting the number of shares of common stock issued for the various acquisitions to be an aggregate of 910,000 and reducing the value of the stock issued to an aggregate of $1,520,000.

       As part of the assets acquired in this series of transactions, the company acquired 200,000 shares of preferred stock, par value $100.00, of Mortgage Bankers Holding Corp. for 500,000 shares of the company's common stock, with rights to 2,000,000 additional shares subject to terms and conditions of the agreement. Pursuant to the agreement, the transaction was subject to confirmation of value as part of the Company's due diligence process on the assets. The Company concluded its due diligence process and concluded that the value of the assets could not be confirmed. As of December 31, 1997, this aspect of the transaction was rescinded.

       The share issuance's are as follows:

       In January, 1997, an agreement by and between the UMI and CFC, whereby CFC caused to be issued 100,000 shares of common stock of the Company valued at $5.00 per share in consideration for all of the issued and outstanding capital stock of HAMC with a book value of $471,637. The recording of the transaction on UMI's books realized a gain of $28,363 for UMI.

       On August 1, 1997, the Company issued to CFC 1,500,000 shares of common stock valued at $1.00 per share or $1,500,000 for all the issued and outstanding stock of HAMC and as a finders fee for the acquisition of UMI. HAMC is an inactive mortgage banking company with a license to originate mortgages in the state of Louisiana.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


       In August, 1997, the Company issued 100,000 shares of common stock to UMI as part consideration for the anticipated acquisition. These shares of common stock were valued at the then market price of $5.00.

       On December 31, 1997, the Company issued to AB Securities, Inc. ("ABS"), 175,000 shares of common stock valued at $385,000 or $2.20 per share to representing one half of the market price of the Company on December 31, 1997 in consideration of the risk of the holding period.

       In December 31, 1997, the Company issued 135,000 shares of common stock to ABS as collateral in consideration of the purchase of 6,000 shares of Class A preferred stock of ABS and a Note Payable in the principle amount of $300,000 due on or before March 31, 1998 with interest at 10%. These shares of common stock were part of the consideration for the purchase of UMI. The shares were valued at $135,000 or $1.00 per share.

       As of December 31, 1998, FSR and ABS agreed to permit the offset of approximately $280,000 plus accrued interest in moneys borrowed from the Company by FSR with approximately $270,000 plus accrued interest aggregating $300,413 in moneys due ABS at December 31, 1998 pursuant to this agreement. As of December 31, 1998, the note payable due ABS was canceled.

       The number of shares of common stock issued to UMI was subject to adjustment if as of December 31, 1998 or 14 days after the date of the release of any restrictions on the further transfer of the shares of common stock if the then current market price of the shares of common stock is less then the market price of the shares of common stock then the number of shares will be increased to equal the market price on that date.

       As of December 31, 1998, the Company has reserved approximately 700,000 shares of common stock pending resolution as the number of shares of common stock payable under this provision.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       The Company received 1,000,000 shares of common stock from CFC for cancellation reducing the number of shares of common stock issued to CFC for the acquisitions in 1997. The Company had issued and aggregate of 1,910,000 shares of common stock with a value in the aggregate of $2,520,000. The financial statements as of December 31, 1997 and for the year ended December 31, 1997 have been restated correcting the number of shares of common stock issued for the various acquisitions to be an aggregate of 910,000 and reducing the value of the stock issued to an aggregate of $1,520,000 or $1.65 per share.

       a.  Acquisition of Home America Mortgage Company



       HAMC was incorporated in the state of Louisiana on July 21, 1986 and is licensed by that state to operate as a mortgage originator and broker of conventional mortgages. As of December 31, 1997 and 1998, HAMC had no assets or liabilities. as of December 31, 1998, the mortgage banking license in Louisiana is inactive.

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

       NOTE 4 -  MARKETABLE SECURITIES, AVAILABLE FOR SALE

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

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

       The   following   is  a   summary   of   cash,   cash   equivalents   and
available-for-sale securities by balance sheet classification at December 31, 1997:

                                                                                                        Estimated
                                                                      Gross         Gross                Fair
                                                                   Unrealized     Unrealized             Market
                                                    Cost              Gains         Losses               Value
                                                    ----              -----         ------               -----
Cash                                           $   290,951             $-0-        $    -0-            $ 290,951
                                                   -------             ----         -------            ---------
Total cash and cash
   equivalents                                 $   290,951             $-0-        $    -0-            $ 290,951

Securities-available for
     sale                                      $   580,000                         $213,000            $ 367,000
                                                   -------                          -------            ---------
Total cash, cash
  equivalents and securities
  available for sale                           $   870,951                         $213,000            $ 657,951
                                                   =======                          =======            =========

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1998:

                                                                                                        Estimated
                                                                       Gross         Gross                Fair
                                                                     Unrealized   Unrealized             Market
                                                       Cost            Gains        Losses               Value
                                                       ----            -----        ------               -----

Cash                                             $   205,022            $-0-        $   -0-            $ 205,022
                                                     -------            ----        -------            ---------
Total cash and cash
   equivalents                                   $   205,022            $-0-        $   -0-            $ 205,022

Securities-available for
     sale                                        $   580,000                        $98,128            $ 481,872
                                                     -------                        -------            ---------
Total cash, cash
  equivalents and
  securities available
  for sale                                       $   785,022                        $98,128            $ 686,894
                                                     =======                        =======            =========

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

NOTE 6 - CAPITAL ASSETS

     Capital Assets for the Company consisted of the following at December 31, 1997:

                                                         Accumulated
                                       Asset            depreciation         Balance
                                       -----            ------------         -------
     Office equipment               $   99,793           $  90,947           $   8,846
     Leasehold improvements              4,272           $   4,272           $     -0-
     Computer software                  35,519              30,042           $   5,477
                                    ----------           ---------           ---------
     Total                          $  139,584           $ 125,261           $  14,323
                                    ==========           =========           =========


       Capital Assets for the Company consisted of the following at December 31, 1998:

                                                         Accumulated
                                       Asset            depreciation         Balance
                                       -----            ------------         -------
     Office equipment               $  99,793           $     93,465         $ 6,328
     Leasehold improvements             4,272           $      4,272         $   -0-
     Computer software                 35,519                 35,519         $   -0-
                                    ---------           ------------         -------
     Total                          $ 139,584           $    133,256         $ 6,328
                                    =========           ============         =======

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

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


       For the years ended December 31, 1997 and 1998, the Company issued 63,000 and 60,000 shares of common stock to Ed Huyta, a Director in consideration for the forgiveness of debt arising from expenses paid on behalf of the Company aggregating $63,000 and $60,000 respectively.

       The Company has issued an aggregate of 200,000 shares of common stock, valued at $2.50 per share to Ventana Consulting, Inc., a Michigan corporation in consideration for an aggregate of $500,000 in financial consulting services.

       During 1998, the Company issued 15,000 shares of common stock, valued at $15,000 or $1.00 per nshare to Greg Dutcher, a former Director, in consideration for rent expense incurred by the Company renting office space at his facility.

       b. Employment Agreement with Mr. Walter Deronde

       On January 1, 1997, the Company entered into an employment agreement with Mr. Walter Deronde as Treasure and Vice President for an annual salary of $120,000. In addition Mr. Deronde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry.

       For the year ending December 31, 1997 and 1998, the Company has accrued $120,000 and $-0- respectively in salary.

       As of December 31, 1998, the balance due Mr. Deronde pursuant to this agreement is $-0-.

       c. Employment Agreement with Mr. Max Apple

       On May 1, 1995, the Company entered into an employment agreement for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket expenses."

       For the year ending December 31, 1997, the Company has accrued $120,000 in salary.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       For the year ended December 31, 1998, the Company has accrued $6,000 in salary and paid an aggregate of $6,000 during the three months ended June 30, 1998.

       As of December 31, 1998, the balance due Mr. Apple pusuant to this agreement is $-0-.

       d. Financial Consulting Agreement

       On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket expenses". The income from the financial consulting agreement was assigned to FSR Group, Inc. ("FSR"). The term of this agreement is 10 years and is renewable.

       For the year ending December 31, 1997, the Company has accrued $120,000 to FSR.

       For the year ended December 31, 1998, the Company has accrued $60,000 and paid an aggregate of $130,000 for the year ended December 31, 1998 to FSR.

       As of December 31, 1998, the balance due Mr. Richardson and FSR pursuant to this agreement is $-0-.

       e. Capital contribution

       On August 15, 1997, AB Securities, Inc., ("ABS"), contributed to UMI 1,000,000 shares of common stock of Global Link Technology, which is traded on the NASDAQ Bulletin Board with the trading symbol GLTK. The Market price at the date of contribution and at December 31, 1997 and 1998 was $0.08 per share.

       f. Loans Payable- Affiliated Companies

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       UMI has Loans receivable - affiliated parties from W-C Consultants, Inc. aggregating $231,992 at December 31, 1998.

       g. Managerial Relationship

       On January 1, 1997, UMI entered into an agreement with James E. Clare, Donald E. Wolpe and W-C Consultants, Inc., (collectively referred to as "W-C"), whereby W-C will participate in the management of the UMI's licensed branch at 5480 Wisconsin Avenue, Chevy Chase, Maryland. W-C >s sole shareholder is Jeffrey
A. Wolpe who is also Vice President/Counsel to the Company. W-C's Chairman, Donald E. Wolpe, (Jeffrey A. Wolpe's father) and W-C's President, James E. Clare, represent the Company as branch managers. For the year ending December 31, 1998, W-C, Donald E. Wolpe and James Clare received an aggregate of $140,894, which was charged to operations.

       h. Officer's Compensation

       For the year ended December 31, 1998, no officer received in excess of $100,000.

       i. Sublease Agreement

       On July 1, 1996, UMI entered into a lease agreement with W-C for the lease of approximately 1,322 square feet of office and storage space from Highland House Limited Partnership at Highland House, 5480 Wisconsin Avenue, Suite LL-4, Chevy Chase, Maryland 20815 at a monthly rental of $1,665 for a term ending September 30, 1997. On October 1, 1997, the lease agreement was extended to September 30, 2000 with a monthly rental of $1,766.

       For the year ended December 31, 1997 and 1998, UMI's rent expense was $21,483 and $21,290 respectively.

       j. Change in Managerial Control

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       As of December 31, 1997, IMTL has acquired all of the issued and outstanding capital stock of the Company. This acquisition enables IMTL to have majority managerial and financial control in the decision making process of the Company.

       k. Net Branch Agreement

       On December 1, 1998, UMI entered into a net branch agreement with Sean Kieran Hagerty and Kerry Ann Hagerty collectively as branch managers of a licensed branch of UMI in Severna Park, Maryland to originate, process and close mortgage loans in jurisdictions that UMI is licensed to do business pursuant to certain terms and conditions. The agreement may be terminated by either party upon 90 days notice. The Branch manager will pay a monthly fee equal to 10% of the "Gross revenue of all closed loans for the month" with a minimum fee of $5,000 per month. During the initial months of operation December 1998 through February, 1999, if revenue is insufficient to pay this fee, then it will accrue until March, 1999, after which any unpaid portion will be paid along with the monthly retainer in an amount equal to $250 per closed loan until paid. The
Company will maintain a lien against all net branch personal property and financial assets as security for all moneys due the UMI.

       As of December 31, 1998, the Severna park office had not begun operations.

       In addition, the UMI advanced Sean and Kerry Hagerty $10,000 as evidenced by a note dated December 24, 1998 payable on demand with interest at 18%.

       On January 1, 1999, UMI acting as a Subtenant entered into an "Office Sublease Agreement" with Sean Hagerty as Sub landlord for office space located at the Ritchie Court Office Building, 877 Baltimore Annapolis Boulevard, Severna Park, Maryland 21146 for a monthly rent of $5,488.50 per month beginning March 1, 1999. The Office sublease is on a month to month basis and is subject to the same terms and conditions as the Net Branch Agreement.

       l. Change in Equity Ownership

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

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

       m. Lease of Office Space

       The Company rents office space from a consultant of the Company under an operating lease expiring June 1996. The lease agreement calls for annual rent of $18,000. Future minimum lease payments due subsequent to December 31, 1995 and 1996 are $9,000 and $9,000 respectively.

       NOTE 8 - CAPITAL STOCK

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


       The Company has amended its certificate of incorporation to issue an aggregate of 50,000,000 shares of stock as follows:

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

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


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

       The Company has approved the issuance of 1,000,000 shares of Class B Common stock to Mr. Frederic Richardson in consideration for the cancellation of 1,000,000 shares of his Class A Common Stock.

       The Company issued to Continent Finance Corporation one million shares of Class "B" Common Stock in exchange for one million shares Class "A" Common Stock which it previously held. Continent Finance Corporation is controlled by a trust established for the family of Frederic Richardson, the Chairman of the Company. The purpose of this exchange was to maintain voting control with management as management enters into negotiations with other companies for mergers and acquisitions utilizing

     NOTE 8 - NOTE RECEIVABLE

       As reported on Form 8-K filed with the Securities and Exchange Commission on September 30, 1998, the Company has entered into agreements to purchase the stock and assets of two companies:

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

      In the first transaction, the Company issued 3,000,000 shares of Series "2" Preferred Stock to Oxford International in exchange for $3,000,000 in publicly traded securities. The Series "2" Preferred Stock bears a dividend of 6%, which dividend is payable in the Company's Class "A" Common Stock. Subsequently, on December 2, 1998, The Company desires to loan the publicly traded but restricted securities back to Oxford International and received a Promissory Note in the principal amount of $3,000,000, bearing interest at the rate of 8% per annum, due in full December 15, 1999.

     As of December 31, 1998, the Company has in Company escrow the 3,000,000 shares of Series "2" Preferred Stock pending the completion of a due diligence by the Company's management as to the value and marketability of the securities underlying the transaction. Subsequent to the date of the balance sheet, the Company completed its due diligence and has decided to rescind the transaction and return the shares of Series "2" Preferred stock to the treasury.

     In the second transaction, the Company has entered into a letter of intent with Union Express Mortgage Corporation ("Union Express") whereby the Company would acquire 100% of the outstanding stock of Union Express in exchange for 400,000 shares of Class "A" Common Stock. As of December 31, 1998, this transaction as originally contemplated has been terminated.

        NOTE 9 - INCOME TAXES

       The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1998, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

       At December 31, 1998, the Company has net operating loss carry forwards for income tax purposes of $11,934,304. This carryforward is available to offset future taxable income, if any, and

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998


expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

       The components of the net deferred tax asset as of December 31, 1998 are as follows:

       Deferred tax asset:


Net operating loss carry forward                     $   4,057,663
Valuation allowance                                  $  (4,057.663)
                                                      ------------
Net deferred tax asset                               $         -0-
                                                      ============

       The Company recognized no income tax benefit for the loss generated as of December 31, 1998.

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

       NOTE 10 -  COMMITMENTS AND CONTINGENCIES

        a. Lease Agreement for Office Space

       On May 1, 1996, the Company entered into a 20 month lease agreement beginning May 1, 1996 and ending January 1, 1998 for office space at 7979 Old Georgetown Road, Bethesda, Maryland 20814 for a rental of $2,000 per month.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       As of December 31, 1998 the Company had paid an aggregate of $40,000 towards the rent with the issuance of 30,000 shares of common stock valued at $40,000.

       b. Litigation

       As part of the sale of Washington, the Company transferred all of its rights to litigation against Ventana to Washington.

       On June 25, 1993, a Petition on Note was filed against the Company in the Circuit of Cole County, Missouri, seeking damages on the amount of $54,294 plus interest and attorney's fees, for default on numerous promissory notes. The Petition alleged that there were promissory notes issued by the Company in favor of Plaintiffs, Janet L. Mertz, Edwin H. Mertz, Glenn E. Mertz, edna L. Mertz, Danny W. Mertz and Valerie J. Mertz, which were due in February, 1993, and which the Company had refused to pay. In June, 1994, the Plaintiffs Motion for Summary Judgment was granted and Judgment was entered against the Company in the aggregate amount of $70,820. As of December 31, 1997 and December 31, 1998, the Judgment was not satisfied and is still pending.

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

       d. Group Compensation Plan

       On August 6, 1997, the Company filed a registration statement on Form S-8 registering 800,000 shares of common stock to provide a means of noncash remuneration to consultants, and service providers who contribute to the operating progress and earning power of the Company. The eligible participants to this plan includes any consultant or service provider that is not an employee.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       As of December 31, 1997, the Company has issued 330,000 shares pursuant to this plan. The Company has reserved 470,000 shares of common stock pending the issuance of shares pursuant to this plan.

       e. Payroll taxes

       For the year ending December 31, 1998, UMI is behind it is payment of payroll taxes. The aggregate balance due at December 31, 1998 is $74,263 including penalties and interest.

       f. Financial Consulting Agreement with Ventana Consultants, Ltd.

       On October 31, 1998, the Company entered into a financial consulting agreement with Ventana Consultants, Ltd.("Ventana") to render services in the areas of investment banking, finance and general business analysis. In consideration for these services, the Company will pay 60,000 shares of common stock issued pursuant to S-8 and pay an aggregate of 60,000 shares of common stock at the rate of 20,000 shares per month. Ventana also agrees to aid the Company in the preparation and filing of an application for listing on the NASDAQ.

       As of December 31, 1998, the Company has issued to Venetian and aggregate of 260,000 shares of common stock, pursuant to S-8, with an aggregate consideration of $260,000 .

       g. Financial Consulting Agreement with E&E Company

       On January 1, 1998, the Company entered into a financial consulting agreement with E&E Company for financial consulting services. In consideration for these services, the Company agrees to pay a quarterly fee equal to a number of free trading shares of common stock aggregating $60,000 in value each quater.

       For the year ending December 31, 1998, the Company has paid an aggregate of 30,000 shares of common stock aggregating $$31,250 in financial consulting services.

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       h. Stock Option Plan

       On August 6, 1996, the Company adopted a Compensation Plan ( the "Plan") which is intended to promote the best interest of the Company, and its stockholders by providing a means of non-cash remuneration to consultants, and services providers who contribute to the operating progress and earning power of the Company. The Company has reserved 800,000 shares of common stock pursuant to this plan.

       For the year ended December 31, 1998, the Company has issued 632,333 shares of common stock. The Company has reserved 167,667 shares for issuance pursuant to the Plan.

       NOTE  11 - WAREHOUSE LOAN PAYABLE

       On August 28, 1997, UMI entered into Whole Loan Purchase and Sale Agreement and a Warehouse Credit and Security Agreement with Lau Funding Plus, Inc. ("LFP") whereby LFP has agreed to make loans to UMI from time to time to finance loans on single-family mortgage loans to a limit of $2,000,000. The amounts advanced to finance loans are limited to typically 95% of the principal amount of the loan. Interest is charged at LIBOR plus 4.75%.

       The Warehouse Loan is collateralized by the underlying loans and is personally guaranteed by M. Scott Hess, James Clare, Donald Wolpe and Jeffrey Wolpe.

       At December 31, 1998, the warehouse loan balance outstanding was $103,360 with mortgages receivable of $128,168.


       At December 31, 1998, the loans comprising the warehousing balance are past the agreed upon term under which they may be held on the warehousing line of credit. The loans are current as to their payment terms and conditions.

       NOTE 12 - LOAN PAYABLE TO THE FIRST NATIONAL BANK OF MARYLAND

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       On January 22, 1997, UMI entered into an agreement for an unsecured line of credit with the First National Bank of Maryland aggregating $200,000. The loan is payable in full or on demand with interest at 4.5% payable monthly. The note is secured by moneys on deposit with the bank.

         At December 31, 1998, the amount due is $200,700.

       NOTE 13 - PRIVATE PLACEMENT

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

       As of December 31, 1997, and December 31, 1998 , the Company had sold 22 Units and 42 Units or 220,000 and 420,000 shares of common stock respectively for an aggregate consideration of $220,000 and $420,000 respectively. The offering was amended to reduce to minimum offering to 20 Units enabling the Company to receive the proceeds of $220,000 as of December 31, 1997.

       As of December 31, 1998, the Company has not registered the shares of common stock underlying the Units.

       b. Private Placement

       The Company is offering for sale a minimum of 4 Units and a maximum of 80 Units of its securities. Each Unit (the "Unit") is being sold at $25,000 per Unit and consists of 20,833 shares of

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

common stock and 20,833 shares of convertible preferred stock, which are convertible into 20,833 shares of common stock. The units are being offered on a "best- efforts" basis. The minimum amount of securities offered will be four (4) units. The units must be purchased for investment purposes only and the free transferability of the securities is restricted. The shares of preferred stock is convertible at any time for three years following issuance at a price of $2.00 per share. The shares of preferred stock is redeemable by the Company for $0.10 per share at any time after the first annual anniversary of issuance if the average closing bid price of the shares of common stock for the 10 business days immediately preceding the date of such redemption notice is at least 125% of the exercise price of the shares of preferred stock (i.e. $2.50 per share). following any such redemption notice, the holders of the shares of preferred stock will have the opportunity to convert the shares of preferred stock for a period of 20 days following such notice.

       As of December 31, 1998, no shares have been sold.

       NOTE 14 - SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

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

       NOTE 15 - SUBSEQUENT EVENTS

       Change in Management

                      INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1998

       Subsequent to the date of the financial statements the Company had appointed Scott Hess as President of the Company and President of UMI.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         On July 14, 1998, the Company's independent auditors, Weinberg and Company, resigned and Thomas Monahan, CPA, was engaged as the Company's new independent auditor for the fiscal year ended December 31, 1998. The hiring of Thomas Monahan was approved by the board of directors. Except as indicated in the next paragraph, the principal accountant's report on the financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles.

         The consolidated financial statements for the fiscal years ended December 31, 1997 and December 31, 1998 were prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to such financial statements, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Item 6 of this Form 10-KSB. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

  There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or other reportable events involving the Company and its former auditors.

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant;
Compliance with Section 16(a) of the Exchange Act.

                                   MANAGEMENT

Directors and Executive Officers

         The Directors and executive officers of the Company as of December 31, 1998, together with their ages and business backgrounds are as follows.

Name                                      Age                Position(s) Held
----                                      ---                ----------------

Frederic S. Richardson                    39                 Chairman of the
                                                             Board of Directors,
                                                             Chief Financial
                                                             Officer

M. Scott Hess                             36                 Chief Executive
                                                             Officer, President,
                                                             Director

Max W. Apple                              60                 Secretary, Director

Walter DeRonde                            50                 Chief Operating
                                                             Officer, Treasurer,
                                                             Vice President,
                                                             Director

Edward A. Hutya                           57                 Vice President,
                                                             Director




         Each director and executive officer of the Company holds office during the term for which they are elected and qualify. There are no family relationships among or between such directors and executive officers.

         Frederic S. Richardson has been the Chairman of the Board of Directors and Chief Financial Officer of the Company since September 1998. Mr Richardson has extensive experience in insurance, mortgage and financial services. He is familiar with every facet of investment banking and specializes in structuring transactions for private and public entities, raising large amounts of capital, and identifying acquisition targets. Since 1994, Mr. Richardson has been the President of Maccabean Industries, Inc., a consulting firm specializing in raising capital for companies in the financial services industry and real estate market. Prior to that he was the President of First Security Merchant, a subsidiary of Corporate Life Insurance Company ("CLIC"), of which Mr. Richardson was a principal. Mr. Richardson raised $10 million to purchase CLIC and became one of the youngest persons in the country to purchase a life insurance company. As an associate for Protectogon, Inc., Mr. Richardson acted as an intermediary in the merger and acquisition of life and property casualty insurance companies. He was also the Managing Director of Pierce Investment Banking. Mr. Richardson received a degree in Economics from the University of Maryland and a Masters in Business Administration from American University.

         Mr. Richardson was a director and officer of Corporate Life Insurance Company ("CLIC"), a stock life insurance company, from 1991 until its liquidation in February 1994. He was the controlling stockholder of the corporate parent and controlling stockholder of CLIC. In June 1995, Linda L. Kaiser, the Insurance Commissioner of Pennsylvania and CLIC's Statutory Liquidator, filed a complaint against Mr. Richardson (and others) alleging, among other things, that he engaged in fraudulent and negligent conduct in his operation of CLIC causing the company to lose millions of dollars and finally collapse. CLIC was liquidated and dissolved by the Insurance Commissioner. In October 1997, Mr. Richardson entered into a Settlement Agreement with the Insurance Commissioner pursuant to which he was released from the lawsuit and from any further liability. Pursuant to the terms of the Settlement Agreement, the policy limits of Mr. Richardson's insurance policy were paid to the Statutory Liquidator. In addition, he agreed not to accept any position of executive authority with any Pennsylvania domiciled insurance company without the consent of the Commissioner and agreed not to accept any position of executive authority with any other insurance company for a period of ten years.

         M. Scott Hess has been the President, Chief Executive Officer and Director of the Company since September 1998. Mr. Hess is also the sole director and president of UMI, a subsidiary of the Company. Since 1983, Mr. Hess has operated as a merchant banking principal, acquiring, starting, capitalizing and managing small to mid-size companies. His accomplishments include planning, managing and financing high profile domestic and international projects with aggregate values of over $750 million. Since 1995, Mr. Hess has been the Chairman and CEO of AB Securities, Inc., a financial services holding company. Mr. Hess also founded and capitalized Atlantic International Resources Corp., a financial services holding company. Mr. Hess served as the President and CEO from 1991-1995. He also founded and capitalized W.P. Consolidated, Inc., a financial consulting and investment holding company and served as its CEO and Chairman. Mr. Hess attended Auburn University before graduating magna cum laude from and completing a Graduate Fellowship at the University of Maryland.

         Max W. Apple has been the Secretary of the Company since 1995 and a Director since 1991. Mr Apple is a former judge and currently a member of the Indiana Bar. Mr. Apple attended the Indiana University Schools of Law as well as the National College of the State Judiciary and Indiana Judicial College. He has been involved in various business ventures which include owning Nunur Corporation, a company which owned commercial and residential properties, being a partner in French Lick Springs Golf and Tennis Resort, L.P., and being the sole shareholder of The Paoli Corporation, a company specializing in the manufacturing of wood products and operating lumber dry kilns.

         Walt DeRonde has been the Chief Operating Officer, Chief Financial Officer, Vice President, Treasurer and Director of the Company since 1997. Mr. DeRonde, is involved with the housing manufacturing industry, has experience in the financial services industry and operates out of Dallas, Texas.

         Edward A. Hutya has been a Vice President and Director of the Company since 1997. He is currently the president of the Center of Independent Living and A consultant to Riverside Healthcare foundation, two not-for-profit organizations. Mr. Hutya has many years of experience in the operations and acquisitions of health care properties. During his tenure as president of several not-for-profit corporations, Mr. Hutya directed corporate development for the acquisition of housing and nursing facilities for the elderly and special populations. Mr. Hutya also selected and hired management companies which operated nursing homes. Prior to his involvement with not-for-profit organizations, Mr. Hutya specialized in financing, including equipment, vehicles, real estate and governmental leasing and financing. Mr. Hutya has a degree in economics from the University of Connecticut and participated in graduate work in Urban Economics at American University.

Officer and Director Resignations

         In 1997, Gregory C. Dutcher resigned as a Director of the Company. In September 1999, Walter DeRonde and Edward A. Hutya resigned as Directors and officers of the Company. In September 1999, Mr. Hess resigned as President and Chief Executive Officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         During the 1998 year, based solely upon the reports furnished to the Company, none of the officers, directors, or beneficial owners of more than ten percent of the equity securities of the Company filed any reports required under
Section 16(a) of the Securities Exchange Act of 1934.

Item 10.          Executive Compensation.

         Except as set forth below, no compensation, including bonuses and deferred compensation, was paid during 1997 and 1998 by the Company to any of its executive officers in excess of $100,000 (other than the Chief Executive Officer). Members of the Board of Directors do not currently receive any cash compensation for serving on the Board of Directors.

                           Summary Compensation Table

Name and Principal Position        Fiscal year              Annual Compensation
---------------------------        -----------              -------------------
                                                            Salary       Bonus
                                                            ------       -----
M. Scott Hess, Chief               9/97-
Executive Officer,                 12/97                    $9,000         $0
President(1)
                                   1/98-
                                   12/98                    $36,000        $0

Frederic S. Richardson,
Chief Financial Officer            1997(2)                  $48,000        $0
                                   1998(2)                  $130,000       $0

Max W. Apple,
Secretary                           1997(3)                 $0             $0
                                    1998(3)                 $180,000       $0

Walter DeRonde,
Chief Operating Officer             1997(4)                 $0             $0
                                    1998(4)                 $120,000       $0


         (1) M. Scott Hess receives $3,000 per month from University Mortgage, Inc.

         (2) Mr. Richardson has a consulting agreement with the Company pursuant to which he is entitled to $10,000 per month. In 1997, he received 48,000 shares of Class A Common Stock for reimbursement of expenses, and in 1998 he received a cash payment of $130,000 on account of accrued compensation. The shares were valued at $1.00 per share which was the fair market value thereof at the time of issuance.

         (3) During 1998, Mr. Apple received 180,000 shares of Class A Common Stock in payment of all accrued salary and expenses due to him for 1997 and 1998. The shares were valued at $1.00 per share which was the fair market value thereof at the time of issuance.

         (4) During 1998, Mr. DeRonde received 120,000 shares of Class A Common Stock in payment of all accrued salary and expenses due to him under his employment agreement for 1997 and 1998. The shares were valued at $1.00 per share which was the fair market value thereof at the time of issuance.

Executive Employment Agreements

         On May 1, 1995, the Company entered into a financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket" expenses. The term of this agreement is 10 years and is renewable. The Agreement was assigned to FSR Group, Inc. ("FSR") a company owned by Mr. Richardson in October 1997. Commencing January 1, 1999, the agreement was reassigned by FSR to Mr. Richardson. For the year ending December 31, 1997, the Company has accrued $120,000 to FSR and issued 48,000 shares of Class A Common Stock to him in payment of accrued expenses. For the year ended December 31, 1998, the Company has accrued $60,000 and paid an aggregate of $130,000 for the year ended December 31, 1998 to FSR. As of December 31, 1998, the balance due Mr. Richardson and FSR pursuant to this agreement is $0.00. During 1998, FSR borrowed from the Company the principal amount of $280,000. As of December 31, 1998, the loan was satisfied by FSR assuming debt owed by the Company to AB Securities, Inc.

         On May 1, 1995, the Company entered into an employment agreement with Max Apple for an annual salary of $120,000 per annum and reimbursement of all "out-of-pocket" expenses. For the year ending December 31, 1997, the Company accrued $120,000 in salary. For the year ended December 31, 1998, the Company has accrued $6,000 in salary and paid an aggregate of $6,000 during the three months ended June 30, 1998. During 1998 the Company issued to him 180,000 shares of Class A Common Stock in payment of all accrued salary and expenses due under the agreement. As of December 31, 1998, no salary is due to Mr. Apple pursuant to the agreement and the agreement has been canceled.

         On January 1, 1997, the Company entered into an employment agreement with Walter DeRonde as Treasurer and Vice President for an annual salary of $120,000. In addition, Mr. DeRonde is responsible for evaluating merger and acquisition candidates in the mortgage banking industry. For the years ended December 31, 1997, and December 31, 1998, the Company has accrued $120,000 and $0.00 respectively in salary. During 1988, the Company issued to him 120,000 shares of Class A Common Stock in full payment of all amounts accrued under his agreement. As of December 31, 1998, no salary is due to Mr. DeRonde pursuant to the agreement and the agreement has been canceled.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management.

         The following tables set forth information as to the number of shares of stock of the Company beneficially owned as of December 31, 1998 by (i) each person who is deemed to be a beneficial owner of more than 5% of the outstanding shares; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership of such securities within sixty days.

Class A Common Stock

                                       Number of shares of
Name and Address of                    Class A Common Stock             Percent
Beneficial Owner (1)                   Beneficially Owned               Of Class
--------------------                   ------------------               --------

Max W. Apple                                    180,000                  5.4%
215 East Thornton Street
Paoli, Indiana 47454

Walter DeRonde                                  120,000                  3.6%
475 Medina Drive
Highland Village, Texas 75067

M. Scott Hess (2)                               310,000                  9.3%
3B  Compremise Street
Annapolis, Maryland 21401

Edward Hutya                                    60,000                   1.8%
3014 U.S. Highway
301 North No. 500
Tampa, Florida 53619

Frederic S. Richardson                          48,000                   1.4%
1801 Gold Mine Road
Brookerville, Maryland 21401

Continent Finance Corporation                   200,000(3)               6.0%
1801 Gold Mine Road
Brookerville, Maryland 21401

Urban Agriculture Network                       300,000                  9.0%
1711 Lamont Street, N.W.
Washington, D.C. 20010

Vinny Pazienza                                  220,000                  6.62%
Anchor Bay Club, Suite 720
300 Three Islands Blvd.
Hallandale, Florida 33009

All Officers and Directors
as a group (6 persons)                          718,000                  21.6%
--------------------------------------------------------------------------------
(1) To the best knowledge of the Company, as of December 31, 1998, such holders had the sole voting and investment power with respect to the voting securities of the Company beneficially owned by them, unless otherwise indicated by footnote.

(2) All of these shares are owned of record by AB Securities, Inc., a Maryland corporation owned by Mr. Hess and of which he is President and Director. As of December 31, 1998, the Company has reserved approximately 700,000 shares of Class A Common Stock which may be issuable to ABS pursuant to the UMI acquisition. Pending resolution of this issue, these shares have been excluded from the above table and are not considered as issued and outstanding.

(3) Excludes 1,000,000 shares of Class B Common Stock which is identical to the Class A Common Stock but carries 51 votes per share, and such shares have not been considered issued and outstanding for purposes of this table. At the September 1998 shareholder's meeting, Mr. Frederic Richardson received the discretionary proxy to vote all of such shares of Class B Common Stock. Mr. Richardson disclaims beneficial ownership of these shares.

Class B Common Stock

                               Number of shares of
Name and Address of            Class B Common Stock                     Percent
Beneficial Owner               Beneficially Owned                       Of Class
----------------               ------------------                       --------

Sarah Saul Simon Trust         1,000,000                                  100%
P.O. Box 340
Olney, Maryland 20832 (1)

--------------------------------------------------------------------------------
(1) The beneficiaries of the Sarah Saul Simon Trust are Frederic Richardson's children. The current trustees are Mr. Richardson's mother and sister-in-law. In September 1998, the trust received 1,000,000 shares of Class B Common Stock in consideration for the cancellation by Continent Finance Corporation of 1,000,000 shares of Class A Common Stock.

Item 12.          Certain Relationships and Related Transactions.

         Effective September 1998, the Sarah Saul Simon Trust became the majority shareholder of the Company. The beneficiaries of the Sarah Saul Simon Trust are Mr. Richardson's children. The current trustees are Mr. Richardson's mother and sister-in-law. As of December 31, 1998, the trust owned 1,000,000 shares of Class B Common Stock. In September 1998, Continent Finance Corporation, a corporation owned by the trust, and of which Mr. Richardson is a Director and President, canceled 1,000,000 shares of Class A Common Stock and the trust received 1,000,000 shares of Class B Common Stock. The Class B Common Stock is identical to the Class A Common Stock except that the Class B Common Stock has 51 votes per share.

         On January 1, 1997, UMI entered into an agreement with James E. Clare, Donald E. Wolpe and W-C Consultants, Inc., (collectively referred to as "W-C"), whereby W-C will participate in the management of the UMI's licensed branch at 5480 Wisconsin Avenue, Chevy Chase, Maryland. W-C's sole shareholder is Jeffrey
A. Wolpe who is also Vice President/Counsel to UMI. W-C's Chairman, Donald E. Wolpe, (Jeffrey A. Wolpe's father) and W-C's President, James E. Clare, represent UMI as branch managers. For the year ending December 31, 1998, W-C received $140,894, which was charged to operations.

         On July 1, 1996, UMI entered into a sublease agreement with W-C for the lease of approximately 1,322 square feet of office and storage space from Highland House Limited Partnership at Highland House, 5480 Wisconsin Avenue, Suite LL-4, Chevy Chase, Maryland 20815 at a monthly rental of $1,665 for a term ending September 30, 1997. On October 1, 1997, the lease agreement was extended to September 30, 2000 with a monthly rental of $1,766. For the years 1997 and 1998, rent expense was $21,483 and $21,290.

         During 1997, a series of transactions occurred pursuant to which UMI and HAMC became wholly-owned subsidiaries of the Company.

As a result of such transactions, the following shares of Class A Common Stock were issued by the Company: 1,500,000 shares to CFC; 100,000 shares to UMI; and 310,000 shares to AB Securities, Inc. As part of the transaction, the Company issued a note to AB Securities, Inc. in the principal amount of $300,000 bearing interest at 10% per annum and due March 31, 1998. During 1998, CFC canceled 1,000,000 shares of the stock that had been issued to it, and the Company reserved approximately 700,000 additional shares of Class A Common Stock which appear to be due to AB Securities, Inc. under the agreement. As of December 31, 1998, these reserved shares are not considered issued and outstanding and have not been reflected in the share amounts set forth in this Form 10-KSB.

         The 910,000 shares which have been issued pursuant to the above transactions as of December 31, 1999 were valued at $1.67 per share which was the fair market value on the date of issuance. All of such shares constituted restricted securities as defined in Rule 144 promulgated under the Act and were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act.

         During 1998, FSR, a company owned by Mr. Richardson, borrowed from the Company the amount of $280,000. As of December 31, 1998, FSR assumed the outstanding obligation due from the Company to ABS in full payment of the obligation due from FSR to the Company. ABS consented to this arrangement.

         During 1997,  the Company  issued to Mr.  Richardson  48,000  shares of
Class A Common Stock in payment of out of pocket expenses incurred by him on behalf of the Company. Such shares were valued at $1.00 which was the fair market value on the date of issuance. All of such shares constituted restricted securities as defined in Rule 144 promulgated under the Act and were issued to him pursuant to the exemption from registration set forth in Section 4(2) of the Act.

         In September 1998, the Board of Directors approved the issuance to the Sarah Saul Simon Trust of 1,000,000 shares of Class B Common Stock.

         During 1997 and 1998, the Company issued 63,000 and 60,000 shares of Class A Common Stock, respectively, to Ed Huyta, for reimbursement of expenses paid by him on behalf of the Company. Such shares were valued at $1.00 per share which was the fair market value on the date of issuance. All of such shares constituted restricted securities as defined in Rule 144 promulgated under the Act and were issued to him pursuant to the exemption from registration set forth in Section 4(2) of the Act.

         During 1997 and 1998, the Company issued an aggregate of 30,000 shares of Common Stock to Gregory Dutcher, a former Director of the Company, in payment of rental for the Company's former executive offices located at 7979 Old Georgetown Road, Bethesda,

Maryland. The lease expired on January 1, 1998, and was at a rental of $2,000 per month. Such shares were valued at an average of $1.33 per share which was the fair market value on the date of issuance. All of such shares constituted restricted securities as defined in Rule 144 promulgated under the Act and were issued to him pursuant to the exemption from registration set forth in Section 4(2) of the Act.

         During 1998, the Company issued the following shares of Class A Common Stock to its officers in payment of all accrued salary or expenses due under their respective employment agreements: Max Apple-180,000 shares; and Walter DeRonde-120,000. These agreements were terminated effective December 31, 1998, and no further payments are due under such agreements. Such shares were valued at $1.00 per share which was the fair market value on the date of issuance. All of such shares constituted restricted securities as defined in Rule 144 promulgated under the Act and were issued to him pursuant to the exemption from registration set forth in Section 4(2) of the Act.

         During 1998, the Company issued 60,000 shares of Class A Common Stock to Edward Hutya, a Director, in exchange for a prior investment in the Company made by him in 1995. Such shares were valued at $1.00 per share which was the fair market value on the date of issuance. All of such shares constituted restricted securities as defined in Rule 144 promulgated under the Act and were issued to him pursuant to the exemption from registration set forth in Section 4(2) of the Act.

Item 13.          Exhibits, Consolidated Financial Statement
                  Schedules and Reports on Form 8-K.

         (a) Consolidated Financial Statements filed herewith at Item 7 hereof include balance sheets at December 31, 1998 and 1997 and statements of operations, stockholders equity, and cash flows, for the years ended December 31, 1998 and 1997. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

         (b) No reports on 8-K were filed by the Company during the final quarter of 1998.

         (c)      The  following  exhibits  are being filed as part of this Form
                  10-KSB:

      Exhibit No.                                     Description
      -----------                                     -----------

         3.1 Articles of Incorporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1981)

         3.2 Articles of Amendment (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1981)

**       3.3                          Amendment of Article Three of the Articles
                                      of Incorporation dated September 11, 1998

**       3.3.1                        Amendment  of Article Six of the  Articles
                                      of Incorporation dated September 11, 1998

         3.4 By-laws (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1987)

         10.1 International Mercantile Corporation Group Compensation Plan dated November 4, 1997 (incorporated by reference from Exhibit
                                      3.2 to Form S-8 filed  November  9,  1998,
                                      No. 333-66965)

**       27.1                         Financial Data Schedule (Electronic Filing
                                      Only)

**-Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERNATIONAL MERCANTILE CORPORATION

                                    By:   /s/  Timothy Jewell
                                        ---------------------------------
                                        Timothy Jewell, Chief Executive
                                        Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures                                 Title                                      Date
     ----------                                 -----                                      ----

/s/ Frederic S. Richardson
----------------------------               Chairman of the Board,                    September 24, 1999
Frederic S. Richardson                     Chief Financial Officer,
                                           (Principal Accounting Officer)

/s/ M. Scott Hess
----------------------------               Director                                  September 24, 1999
M. Scott Hess

/s/ Max W. Apple
----------------------------               Secretary, Director                       September 24, 1999
Max W. Apple

/s/ Timothy Jewell
----------------------------               President, Chief Executive
Timothy Jewell                             Officer, Director (Principal
                                           Executive Officer)                        September 24, 1999