Form 10-Q
period 1999-03-31
INTERNATIONAL MERCANTILE CORP
filed 1999-10-13
CIK 51387

INTERNATIONAL MERCANTILE CORP



                                   Filing Type: 10-Q
                                   Description: Quarterly Report
                                   Filing Date:
                                   Period End:  Mar 31, 1999


                              Primary Exchange: N/A
                                        Ticker: N/A

INTERNATIONAL MERCANTILE CORP - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

             To jump to a section, double-click on the section name.

                                      10-Q

PART I........................................................................4
Item 1........................................................................4
Balance Sheet.................................................................4
Income Statement 1............................................................5
Cash Flow Statement...........................................................5
Table 5.......................................................................6
Table 6.......................................................................6
Table 7.......................................................................8
Table 8.......................................................................8
Item 2........................................................................9
PART II......................................................................10
Item 1.......................................................................10
Item 2.......................................................................10
Item 3.......................................................................11
Item 4.......................................................................11

                                      EX-27

 .............................................................................11

INTERNATIONAL MERCANTILE CORP - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934. For the quarterly period ended March 31, 1999.


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




                 -------------------------------------------
                    (Address of principal executive offices)


                                 410-242-5000
                          ---------------------------
                          (Issuer's telephone number)




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

       Yes [ ]      No [x]

       State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       4,080,757 Class A Common Shares as of March 31, 1999 1,000,000 Class B Common Shares as of March 31, 1999

       Transitional Small Business Disclosure Format Yes [ ] No [X]

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements for the period ended March 31, 1999 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1999.

                      INTERNATIONAL MERCANTILE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                                              MARCH 31,
                                                                                      DECEMBER 31,               1999
                                                                                         1998                 UNAUDITED
                                                                                      ------------            ---------
                      ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                              $205,022             $278,168
   Loans receivable                                                                            -0-              132,532
   Mortgages receivable                                                                    108,800              108,800
                                                                                         ---------            ---------
   Current assets                                                                          313,822              519,500
 CAPITAL ASSETS-NET                                                                          6,328                5,711
 OTHER ASSETS
   Excess of purchase price over assets acquired                                         1,120,186            1,120,186
   Notes receivable-affiliated parties                                                     232,591              232,591
 S  Securities-available for sale                                                          481,872              487,375
   Security deposit                                                                          5,488                5,489
   Intangible assets                                                                        32,241               28,239
                                                                                         ---------            ---------
   TOTAL OTHER ASSETS                                                                    1,872,378            1,873,877
                                                                                         ---------            ---------
 TOTAL ASSETS                                                                           $2,192,528           $2,399,088
                                                                                        ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                $    4,397           $    6,582
   Payroll liabilities and taxes payable                                                    74,263              111,095
   Warehouse loan payable                                                                  103,360              103,360
   Notes payable                                                                            57,494               57,494
   Deferred income                                                                           5,440                5,440
   Bank line of credit                                                                     200,700              206,922
                                                                                         ---------            ---------
 Total current liabilities                                                                 445,654              490,893
 CAPITAL STOCK
   Preferred stock-  Series 1-  authorized  10,000,000  shares,  $0.10 par value each, at March 31, 1999, the number of shares outstanding is -0-.
   Preferred stock-  Series 2 -  authorized  2,000,000  shares,  $0.10 par value each, at March 31, 1999, the number of shares outstanding is -0-.
   Preferred stock - Series 3,  authorized  5,000,000,  $0.10 par value each. At
         March 31, 1999, the number of shares outstanding is -0- .
   Common stock-Class A-authorized 31,000,000 common shares, par value $0.01                33,236               40,807
         each, at December 31, 1998 and March 31, 1999, the number of shares outstanding was 3,323,615 and 4,080,757 respectively
   Common stock - Class B - authorized 2,000,000, $0.01 par value each, the number          10,000               10,000
         of shares  outstanding  at  December  31,  1998 and March  31,  1999 is
            1,000,000 Unrealized gain on securities available for sale                         -0-                5,500
            Additional paid in capital                                                  13,783,133           14,040,561
            Retained earnings                                                          (11,265,312)         (11,374,490)
                                                                                        ----------           ----------
          Total stockholders' equity                                                     2,561,057            2,722,378
          Less treasury stock                                                             (814,183)            (814,183)
                                                                                         ---------            ---------
          Total stockholders equity                                                      1,746,874            1,908,195
                                                                                         ---------            ---------
          Total liabilities and stockholders' equity                                    $2,192,528           $2,399,088
                                                                                        ==========           ==========


                           See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the three months ended March 31


                                                                             1998                         1999
                                                                           UNAUDITED                    UNAUDITED
                                                                           ---------                    ---------

 Revenue                                                                  $  232,886                   $  337,263

 Mortgage related expenses                                                   136,653                      177,724
                                                                             -------                      -------
 Gross profit                                                                 96,233                      159,539
                                                                             -------                      -------
 Operations:
   General and administrative                                                266,297                      260,719
   Depreciation and  amortization                                                841                        4,618
                                                                             -------                      -------
   Total expense                                                             267,138                      265,337
                                                                             -------                      -------
 Income (loss) from operations                                              (170,905)                    (105,798)

 Corporate income taxes                                                          -0-                          -0-
 Other income
   Interest income                                                             1,598                        1,420
   Gain on sale of asset                                                         250                          -0-
   Interest expense                                                           (2,683)                      (4,800)
                                                                            --------                     --------
Net Profit (Loss)                                                           $(171,740)                  $(109,178)
                                                                             ========                    ========

 Net income (loss) per share - basic                                           $(0.05)                    $ (0.03)
                                                                             ========                    ========

 Number of shares outstanding                                               3,457,583                   4,080,757
                                                                            =========                   =========

 Net income (loss) per share - diluted                                         $(0.05)                     $(0.03)
                                                                            =========                   =========

 Number of shares outstanding                                               3,457,583                   4,080,757
                                                                           ==========                  ==========

                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the three months ended March 31


                                                                              1998                      1999
                                                                            UNAUDITED                 UNAUDITED
                                                                            ---------                 ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $ (171,740)             $ (109,178)
   Depreciation                                                                   841                   4,618
 Adjustments
   Accounts payable and accrued expenses                                       13,250                   2,184
   Accrued salaries and payroll taxes payable                                 (12,495)                 36,832
                                                                              -------                 -------
 TOTAL CASH FLOWS FROM OPERATIONS                                            (170,144)                (65,544)
                                                                              -------                  ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Mortgages receivable                                                       575,100                     -0-
   Notes and loans receivable                                                 (66,667)               (132,532)
   Fixed assets                                                                (2,500)                    -0-
                                                                              -------                 -------
 TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                   505,933                (132,532)
                                                                              -------                 -------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of capital stock                                                      280,000                 265,000
   Warehouse loan payable                                                    (548,025)                    -0-
   Bank line of credit                                                            -0-                   6,222
   Deferred income                                                            (27,075)                    -0-
                                                                              -------                 -------
 TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                  (374,100)                271,222
                                                                              -------                 -------
 NET INCREASE (DECREASE) IN CASH                                              (38,311)                 73,146
 CASH BALANCE BEGINNING OF PERIOD                                             290,951                 205,022
                                                                              -------                 -------
 CASH BALANCE END OF PERIOD                                                  $252,640                $278,168
                                                                            =========                ========

                              See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY



                                                       PREFERRED   PREFERRED   PREFERRED    CLASS A   CLASS A     CLASS B   CLASS B
                                                         STOCK       STOCK       STOCK      COMMON    COMMON      COMMON     COMMON
 DATE                                                   SERIES 1    SERIES 2    SERIES 3    STOCK      STOCK       STOCK      STOCK
 ----                                                   --------    --------    --------    ------    ---------    ------     -----
12-31-1995                                                                                3,133,151  $ 3,133,151

Net loss
                                                                                          ---------    ---------
12-31-1996                                                                                3,133,151    3,133,151
                                                                                          ---------    ---------
Reflects 31 to 1 reverse split                                                              101,083        1,011
Shares issued for consulting fees                                                           946,500        9,465
Shares issued for acquisitions                                                            1,910,000       19,100
Sale of shares through private                                                              220,000        2,200
  Placement at $1.00 per share

12-31-1997 Net loss

Prior period correction -                                                                 1,000,000)     (10,000)
Cancellation of shares
                                                                                          ---------      -------
12-31-1997                                                                                2,177,583      21,776

Sale of shares                                                                              420,000       4,200
Issuance of shares as                                                                     1,093,699      10,937
 Non cash compensation
Issuance of shares for                                                                      125,000       1,250
 Legal expenses
Issuance of shares pursuant                                                                 507,333       5,073
 To S-8 options valued at $1.74
Exchange of shares                                                                       (1,000,000)    (10,000)  1,000,000  10,000
12/31/98 Net loss
                                                           ---         ---         ---    ---------     -------   ---------  ------
12-31-1998                                                 -0-         -0-         -0-    3,332,615     $33,236   1,000,000  10,000

Sale of shares                                                                              757,142       7,571
3-31-99 Net loss

                                                           ---         ---         ---    ---------     -------   ---------  ------
3-31-99                                                    -0-         -0-         -0-    6,080,757     $40,807   1,000,000  10,000
                                                           ===         ===         ===    =========     =======   =========  ======



                                                       ADDITIONAL          TREASURY         RETAINED    UNREALIZED GAIN
 DATE                                                PAID IN CAPITAL         STOCK          EARNINGS     ON SECURITIES       TOTAL
 ----                                                --------------          -----          --------     --------------      -----


12-31-1995                                            $  5,326,395      $  (814,183)     $ (7,958,757)                    $(313,395)

12-31-1996 Net loss                                                                               -0-                           -0-
                                                      ------------      -----------      ------------                    ----------
12-31-1996                                               5,326,395      $  (814,183)     $ (7,958,757)                    $(313,395)
                                                      ------------      -----------      ------------                     ----------
Reflects 31 to 1 reverse split                           8,458,535         (814,183)     $ (7,958,757)                     (313,395)
Shares issued for consulting                               947,035                                                           956,500
Shares issued for acquisition                            2,500,900                                                         2,520,000
Sale of shares - private plmt                              217,800                                                           220,000
Prior period correction                                   (990,000)                                                      (1,000,000)
12-31-1997 Net loss                                                                       (1,511,538)                    (1,511,538)
                                                      ------------      -----------      ------------                     ----------
12-31-1997                                              11,134,270         (814,183)       (9,470,295)                      871,568

Sale of shares                                             415,800                                                          420,000
Issuance of shares as                                    1,100,762                                                        1,111,699
 Non cash compensation
Issuance of shares for                                     254,375                                                          255,625
 Legal expense
Issuance of shares pursuant                                877,927                                                          883,000
 To S-8
Exchange of shares                                                                                                               -0-
12-31-98 Net loss                                                                          (1,795,017)                   (1,795,017)
                                                      ------------      -----------      ------------                     ----------
         12-31-1998                                   $ 13,783,134      $  (814,183)     $(11,265,312)                    $1,746,875

         Sale of shares                                    257,429                                                          265,000
         Unrealized Gain on Securities                                                                         5,500          5,500
         3-31-99 Net loss                                                                    (109,178)                     (109,178)
                                                      ------------      -----------      ------------      ---------      ----------
         3-31-99                                      $ 14,040,561      $  (814,183)     $(11,374,490)         5,500      $1,908,195
                                                      ============      ===========      ============      =========      ==========


                               See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of International Mercantile Corporation, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2. NET INCOME PER SHARE

Shares used in calculating basic and diluted net income per share were as follows:


                                      FOR THE THREE         FOR THE THREE
                                       MONTHS ENDED          MONTHS ENDED
                                         MARCH 31,             MARCH 31,
                                           1998                  1999
                                       -------------       --------------

 Total number common
  shares outstanding                    3,457,583             4,080,757
                                        =========             =========



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



4. MARKETABLE SECURITIES

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1998 and March 31, 1999, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1998:



                                                            ESTIMATED
                                        GROSS       GROSS     FAIR
                                     UNREALIZED  UNREALIZED   MARKET
                              COST      LOSSES      GAINS     VALUE
                             -----     --------  ---------   ---------

Cash                     $   205,022    $  -0-     $   -0-   $ 205,022
                             -------    -------     -------   --------
Total cash and cash
  equivalents            $   205,022       -0-         -0-   $ 205,022

Securities-available for
     sale                $   580,000   ( 98,128)       -0-   $ 481,872
                            --------    -------      ------    -------
Total cash, cash
  equivalents and
  securities available
  for sale               $   785,022  $( 98,128)       -0-   $ 686,894
                            ========   ========      ======   ========


The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at March 31, 1999:



                                                            ESTIMATED
                                        GROSS       GROSS     FAIR
                                     UNREALIZED  UNREALIZED   MARKET
                              COST      LOSSES      GAINS     VALUE
                             -----     --------  ---------   ---------

Cash                     $   278,168    $  -0-     $  -0-    $ 278,168
                             -------    -------     -------   --------
Total cash and cash
  equivalents            $   278,168       -0-        -0-    $ 278,168

Securities-available for
     sale                $   580,000  $(142,628)     50,000  $ 487,372
                            --------    -------      ------    -------
Total cash, cash
  equivalents and
  securities available
  for sale               $   858,168  $(142,628)     50,000  $ 657,951
                            ========   ========      ======   ========




5. Commitments and Contingencies

   a. The employment agreement with Mr. Walter Deronde has been cancelled.

   b. The employment agreement with Mr. Max Apple has also been cancelled.

   c. The financial consulting agreement with Frederic Richardson has been paid in full.

6. Private Placement

Pursuant to a private placement under Rule 506 of the Securities Act of 1933, the Company is offering a minimum of 4 Units and a maximum of 80 Units of its securities. Each Unit is being sold at $25,000 per Unit and consists of 20,833 shares of Class A Common Stock and 20,833 shares of Convertible Series 1 Preferred Stock, which are convertible into 20,833 shares of Class A Common Stock. The Units are being offered on a "best-efforts" basis. The Minimum Amount of securities offered shall be 4 Units. The Units must be purchased for investment purposes only and the free transferability of the securities is restricted. The above terms were changed upon mutual agreement with the investors to only the sale of Class A common stock shares at $0.35 per share.

This Offering will terminate on the earlier of receipt and acceptance of subscriptions for all 80 Units or December 31, 1999, unless extended in the sole discretion of the Company for an additional period of up to 90 days, subject to termination at any time prior thereto by the Company.

As of March 31, 1999, the Company has sold several Units. The Company has reserved approximately $200,000 worth of shares.



Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the three months ended March 31, 1998 and 1999
                ------------------------------------------------

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

Results of operations for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.
--------------------------------------------------------------------------------

Revenues were $337,263 for the three months ended March 31, 1999 as compared to $232,886 for the three months ended March 31, 1998. Mortgages and related expenses for the three months ended March 31, 1999, were $177,724 as compared to $136,653 for the three months ended March 31, 1998 representing a cost of mortgages related expenses of 52.7% for the three months ended March 31, 1999 as compared to 58.7% for the three months ended March 31, 1998.

General and administrative costs for the three months ended March 31, 1999 were $260,716, an decrease of 2.1% over expenses of $266,297 for the three months ended March 31, 1998.


Liquidity and capital resources as of March 31, 1999.
--------------------------------------------------------------------------------

The Company's cash balance was $278,168 and working capital was $28,607 as of March 31, 1999.

The Company's primary short-term needs for capital, which are subject to change, are for the search for acquisitions, operation of the Company's mortgage business and payment of the day to day operating expenses.

Income tax: As of March 31, 1999, the Company has a tax loss carry-forward of $12,040,102. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.


The Company expects its capital requirements to increase over the next several years as it continues to develop its mortgage business and seek new acquisitions, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acquisitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the mortgage business entered into.

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


Item 2. Changes in Securities

Amendment to the Certificate of Incorporation

The Company has amended its certificate of incorporation to authorized the Company to issue an aggregate of 50,000,000 shares of stock as follows:

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



Item 3. Defaults upon Senior Securities

       None.

Item 4. Submission of Matters to a Vote of Security-Holders

       None.





                                   SIGNATURES



       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the under signed thereunto duly authorized.




                                   INTERNATIONAL MERCANTILE CORPORATION
                                      (Registrant)

                                    By:
                                       ------------------

                                       PRESIDENT


 Dated: