Form 10-Q
period 1999-06-30
INTERNATIONAL MERCANTILE CORP
filed 1999-10-13
CIK 51387

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                      10-Q
PART 1 ....................................................................4
ITEM 1 ....................................................................4
Balance Sheet .............................................................4
Income Statement 1 ........................................................5
Income Statement 2 ........................................................5
Cash Flow Statement .......................................................6
Table 5 ...................................................................6
Table 6 ...................................................................7
Table 7 ...................................................................8
Table 8 ...................................................................9
Item 2  ...................................................................9
PART II ..................................................................11
Item 1  ..................................................................11
Item 2  ..................................................................11
Item 3  ..................................................................12
Item 4  ..................................................................12

                                      EX-27

Exhibit 27 Table .........................................................12

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934. For the quarterly period ended June 30, 1999.

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

                     1625 Knecht Avenue, Baltimore, MD 21227
                   -------------------------------------------
                    (Address of principal executive offices)

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

(2)    has been subject to such filing requirements for the past 90 days.

       Yes [ ]      No [x]

       State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       4,523,536 Class A Common Shares  as of June 30,  1999
       1,000,000  Class B Common Shares as of June 30, 1999

       Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

          The condensed financial statements for the period ended June 30, 1999 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the six month periods ended June 30, 1998 and 1999.

                      INTERNATIONAL MERCANTILE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                                           June 30,
                                                                                  December 31,                1999
                                                                                      1998                 Unaudited
                                                                                      ----                 ---------
                    ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                       $  205,022                $214,905
   Loans receivable                                                                       -0-                 220,832
   Mortgages receivable                                                               108,800                     -0-
                                                                                      -------                 -------
   Current assets                                                                     313,822                 435,737
 CAPITAL ASSETS-NET                                                                     6,328                   5,159
 OTHER ASSETS
   Excess of purchase price over assets acquired                                    1,120,186               1,120,186
   Notes receivable-affiliated parties                                                232,591                 232,591
   S  Securities-available for sale                                                   481,872                 618,372
   Security deposit                                                                     5,488                   5,489
   Intangible assets                                                                   32,241                  24,192
                                                                                       ------               ---------
   TOTAL OTHER ASSETS                                                               1,872,378               2,000,830
                                                                                    ---------               ---------
 TOTAL ASSETS                                                                      $2,192,528              $2,441,726
                                                                                   ==========              ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $    4,397                $  6,071
   Payroll liabilities and taxes payable                                               74,263                 126,403
   Warehouse loan payable                                                             103,360                  25,000
   Notes payable                                                                       57,494                  57,494
   Deferred income                                                                      5,440                     -0-
   Bank line of credit                                                                200,700                 202,628
                                                                                     --------               ---------
 Total current liabilities                                                            445,654                 417,596
 CAPITAL STOCK
   Preferred stock-  Series 1-  authorized  10,000,000  shares,  $0.10 par value each, at June 30, 1999, the number of shares outstanding is -0-.
   Preferred stock-  Series 2 -  authorized  2,000,000  shares,  $0.10 par value each, at June 30, 1999, the number of shares outstanding is -0-.
   Preferred stock - Series 3,  authorized  5,000,000,  $0.10 par value each. At
     June 30, 1999, the number of shares outstanding is -0- .
   Common stock-Class A-authorized 31,000,000 common shares, par value $0.01           33,236                  45,335
     each, at December 31, 1998 and June 30, 1999, the number of shares outstanding was 3,323,615 and 4,533,536 respectively
   Common stock - Class B - authorized 2,000,000, $0.01 par value each, the number     10,000                  10,000
     of shares outstanding at December 31, 1998 and June 30, 1999 is 1,000,000
     Unrealized gain on securities available for sale                                     -0-                 136,500
     Additional paid in capital                                                    13,783,133              14,194,512
            Retained earnings                                                     (11,265,312)            (11,548,034)
                                                                                   ----------              ----------
          Total stockholders' equity                                                2,561,057               2,838,313
          Less treasury stock                                                        (814,183)               (814,183)
                                                                                    ---------                 --------
          Total stockholders equity                                                 1,746,874               2,024,130
                                                                                    ---------               ---------
          Total liabilities and stockholders' equity                               $2,192,528              $2,441,726
                                                                                   ==========              ==========


                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                         For the six                 For the six
                                                                         months ended                months ended
                                                                           June 30,                     June 30,
                                                                            1998                         1999
                                                                          Unaudited                    Unaudited
                                                                          ---------                    ---------

 Revenue                                                                  $  443,289                   $  541,890
 Mortgage related expenses                                                   253,706                      322,555
                                                                             -------                      -------
 Gross profit                                                                189,583                      219,335
                                                                             -------                      -------
 Operations:
   General and administrative                                              1,026,526                      442,981
   Depreciation and  amortization                                              1,682                        9,288
                                                                          ----------                      -------
   Total expense                                                           1,028,208                      452,269
                                                                              -------                      -------
 Income (loss) from operations                                              (838,625)                    (232,934)
 Corporate income taxes                                                          -0-                          -0-
 Other income
   Interest income                                                             2,385                       2,430
   Gain (loss) on sale of asset                                                  250                     (44,368)
   Interest expense                                                           (4,883)                     (7,850)
                                                                             --------                    --------
Net Profit (Loss)                                                          $(840,873)                  $(282,722)
                                                                             ========                    ========
 Net income (loss) per share - basic                                          $(0.21)                    $ (0.06)
                                                                              =======                    ========
 Number of shares outstanding                                              3,976,282                   4,533,536
                                                                           ==========                   =========
 Net income (loss) per share - diluted                                        $(0.21)                     $(0.06)
                                                                            =========                   =========
 Number of shares outstanding                                               3,976,282                   4,533,536
                                                                            =========                   =========

                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        For the three                For the three
                                                                        months ended                 months ended
                                                                          June 30,                      June 30,
                                                                            1998                          1999
                                                                          Unaudited                     Unaudited
                                                                          ---------                     ---------

 Revenue                                                                  $ 210,403                     $ 204,627
 Mortgage related expenses                                                  117,053                       144,831
                                                                           --------                      --------
 Gross profit                                                                93,350                        59,796
                                                                           --------                      --------
 Operations:
   General and administrative                                               760,229                       182,262
   Depreciation and amortization                                                841                         4,670
                                                                           --------                       -------
   Total expense                                                            761,070                       186,932
                                                                           --------                       -------
 Income from operations                                                    (667,720)                     (127,136)
 Corporate income taxes                                                         -0-                           -0-
 Other income
   Interest income                                                              787                         1,010
   Gain (loss) on sale of asset                                                 250                       (44,368)
   Interest expense                                                          (2,200)                       (3,050)
                                                                           --------                        -------
Net Profit (Loss)                                                         $(669,133)                    $(173,544)
                                                                           ========                      ========
 Net income (loss) per share - basic                                         $(0.17)                       $(0.04)
                                                                           ========                      ========
 Number of shares outstanding                                             3,976,282                     3,533,536
                                                                          =========                     =========
 Net income (loss) per share - diluted                                       $(0.17)                       $(0.04)
                                                                           ========                      ========
 Number of shares outstanding                                             3,976,282                     3,533,536
                                                                          =========                     =========



                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        For the six              For the six
                                                                       months ended              months ended
                                                                         June 30,                  June 30,
                                                                           1998                      1999
                                                                         Unaudited                 Unaudited
                                                                         ---------                 ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    $ (840,873)               $ (282,722)
   Depreciation                                                              1,682                     9,288
   Non cash items                                                          378,699                       -0-
 Adjustments
   Accounts payable and accrued expenses                                    56,950                     1,674
   Accrued salaries and payroll taxes payable                              (12,495)                   52,140
                                                                           -------                   -------
TOTAL CASH FLOWS FROM OPERATIONS                                          (416,037)                 (219,620)
                                                                           -------                   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Mortgages receivable                                                    374,800                   108,800
   Fixed assets                                                             (2,500)                      (71)
   Notes and loans receivable                                              (66,667)                 (220,832)
                                                                           -------                   -------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                 305,633                  (112,103)
                                                                           -------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of capital stock                                                   420,000                   423,478
   Warehouse loan payable                                                 (357,740)                  (78,360)
   Bank line of credit                                                     (79,000)                    1,928
   Deferred income                                                         (17,060)                   (5,440)
                                                                           -------                   -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                 (33,800)                  341,606
                                                                           -------                   -------
NET INCREASE (DECREASE) IN CASH                                           (144,204)                    9,883
 CASH BALANCE BEGINNING OF PERIOD                                          290,951                   205,022
                                                                           -------                   -------
 CASH BALANCE END OF PERIOD                                               $146,747                  $214,905
                                                                           =======                   =======



                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                          Preferred     Preferred     Preferred         Class A         Class A      Class B    Class B
                            Stock         Stock         Stock           Common           Common       Common     Common
 Date                      Series 1      Series 2      Series 3          Stock           Stock        Stock      Stock
 ----                      --------      --------      --------          ------        ---------      ------      -----

12-31-1995                                                              3,133,151       $3,133,151
Net loss
                                                                        ---------        ---------
12-31-1996                                                              3,133,151        3,133,151
                                                                        ---------        ---------
Reflects 31 to 1 reverse split                                            101,083            1,011
Shares issued for consulting fees                                         946,500            9,465
Shares issued for acquisitions                                          1,910,000           19,100
Sale of shares through private                                            220,000            2,200
  Placement at $1.00 per share
12-31-1997 Net loss
Prior period correction -                                              (1,000,000)         (10,000)
Cancellation of shares                                                  ---------         ---------
12-31-1997                                                              2,177,583           21,776
 hares                                                                    420,000            4,200
Issuance of shares as                                                   1,093,699           10,937
 Non cash compensation
 Issuance of shares for                                                   125,000            1,250
 Legal expenses
Issuance of shares pursuant                                               507,333            5,073
 To S-8 options valued at $1.74
Exchange of shares                                                     (1,000,000)         (10,000)   1,000,000   10,000
12/31/98 Net loss
                           ----          ----         ----              ---------         ---------   ---------   ------
12-31-1998                  -0-           -0-          -0-              3,323,615        $  33,236    1,000,000   10,000
Sale of shares                                                          1,209,921           12,099
6-30-99 Net loss
                           ----          ----         ----              ---------         ---------   ----------  ------
6-30-99                     -0-           -0-          -0-              4,533,536        $  45,335    1,000,000   10,000
                           ====          ====         ====              =========         =========   ==========  ======




                                   Additional       Treasury         Retained    Unrealized Gain
 Date                           Paid in capital      Stock           Earnings     on Securities             Total
 ----                            --------------      -----           --------     --------------            -----

12-31-1995                         $5,326,395       $(814,183)     $(7,958,757)                         $(313,395)
12-31-1996 Net loss                                                         -0-                               -0-
                                   ----------       ----------      -----------                           --------
12-31-1996                          5,326,395       $(814,183)     $(7,958,757)                         $ (313,395)
                                   ----------       ----------      -----------                           --------
Reflects 31 to 1 reverse split      8,458,535        (814,183)     $(7,958,757)                           (313,395)
Shares issued for consulting          947,035                                                              956,500
Shares issued for acquisition       2,500,900                                                            2,520,000
Sale of shares - private plmt         217,800                                                              220,000
Prior period correction              (990,000)                                                          (1,000,000)
12-31-1997 Net loss                                                 (1,511,538)                         (1,511,538)
                                   ----------        ---------        ---------                          ---------
12-31-1997                         11,134,270         (814,183)     (9,470,295)                            871,568
Sale of shares                        415,800                                                              420,000
Issuance of shares as               1,100,762                                                            1,111,699
 Non cash compensation
Issuance of shares for                254,375                                                              255,625
 Legal expense
Issuance of shares pursuant           877,927                                                              883,000
 To S-8
Exchange of shares                                                                                             -0-
12-31-98 Net loss                                                   (1,795,017)                         (1,795,017)
                                   ----------        ---------       ----------                          ---------
         12-31-1998               $13,783,134        $(814,183)   $(11,265,312)                         $1,746,875
         Sale of shares               411,378                                                              423,477
         Unrealized Gain on Securities                                                 136,500             136,500
         6-30-99 Net loss                                             (282,722)                           (282,722)
                                   ----------        ---------       ----------       --------          ----------
         6-30-99                  $14,194,512        $(814,183)   $(11,548,034)        136,500          $2,024,130
                                   ==========         ========       ==========       ========          ==========


                 See accompanying notes to financial statements.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

2. NET INCOME PER SHARE

Shares used in calculating basic and diluted net income per share were as follows:

                                       For the six           For the six
                                       months ended          months ended
                                         June 30,               June 30,
                                           1998                  1999
                                       -------------       --------------

Total number common
  shares outstanding                     3,976,282            4,533,536
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

4. MARKETABLE SECURITIES

       The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1998 and June 30, 1999, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1998:

                                                             Estimated
                                        Gross       Gross       Fair
                                     Unrealized   Unrealized   Market
                              Cost      Gains       Losses      Value
                              -----     --------  ---------   -----
Cash                       $ 205,022    $  -0-      $  -0-   $ 205,022
                             -------    ------      -------  ---------
Total cash and cash
  equivalents              $ 205,022    $  -0-      $  -0-   $ 205,022
Securities-available for
     sale                  $ 580,000    $  -0-     $(98,128) $ 481,872
                            --------    ------      -------    -------
Total cash, cash
  equivalents and
  securities available
  for sale                 $ 785,022    $  -0-     $(98,128) $ 686,894
                            ========    ======      =======   ========

       The   following   is  a   summary   of   cash,   cash   equivalents   and
available-for-sale securities by balance sheet classification at June 30, 1999:

                                                                       Estimated
                                                 Gross       Gross       Fair
                                               Unrealized   Unrealized   Market
                                      Cost        Gains       Losses     Value
                                      -----     --------   ---------     -----
Cash                              $ 214,905   $    -0-   $     -0-    $  214,905
                                  ---------   --------   ---------    ----------
Total cash and cash
  equivalents                     $ 214,905   $    -0-   $     -0-    $  214,905
Securities-available for
     sale                         $ 580,000   $190,000   $(151,628)   $  618,372
                                  ---------   --------   ---------    ----------
Total cash, cash
  equivalents and
  securities available
  for sale                        $ 794,905   $190,000   $(151,628)   $  833,277
                                  =========   ========   =========    ==========


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

As of June 30, 1999, the Company has sold several Units. The Company has reserved approximately $200,000 worth of shares.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 for the six months ended June 30, 1998 and 1999
                ------------------------------------------------

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

Results of operations for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.
--------------------------------------------------------------------------------

Revenues were $541,890 for the six months ended June 30, 1999 as compared to $443,289 for the six months ended June 30, 1998. Mortgages and related expenses for the six months ended June 30, 1999 were $322,555 as compared to $253,706 for the six months ended June 30, 1998, representing a cost of mortgages related expenses of 59.5% for the six months ended June 30, 1999 as compared to 57.2% for the six months ended June 30, 1998.

General and administrative costs for the six months ended June 30, 1999 were $442,981, a decrease of 56.8% over expenses of $1,026,526 for the six months ended June 30, 1998. Results of operations for the three months ended June 30, 1999 as compared to the three months ended June 30, 1999.
-------------------------------------------------------------------------------

Revenues were $204,627 for the three months ended June 30, 1999 as compared to $210,403 for the three months ended June 30, 1998. Mortgages and related expenses for the three months ended June 30, 1999, were $144,831 as compared to $117,053 for the three months ended June 30, 1998, representing a cost of mortgages related expenses of 70.8% for the three months ended June 30, 1999 as compared to 55.6% for the three months ended June 30, 1998.

General and administrative costs for the three months ended June 30, 1999 were $182,262, a decrease of 76.0% over expenses of $760,229 for the three months ended June 30, 1998.

Liquidity and capital resources as of the end of the six months ended June 30, 1999.
--------------------------------------------------------------------------------

The Company's cash balance was $214,905 and working capital was a negative $18,141 as at June 30, 1999.

The Company's primary short-term needs for capital, which are subject to change, are for the search for acquisitions, operation of the Company's mortgage business payment of the day to day operating expenses.

Income tax: As of June 30, 1999, the Company has a tax loss carry-forward of $12,213,646. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

The Company expects its capital requirement to increase over the next several years as it continues to develop its mortgage business and seek new mortgage company related acquisitions, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acquisitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the mortgage business entered into.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

The company of Browne of NY sued for outstanding printing invoices in the amount of $18,000. Negotiations are in process.

Item 2. Changes in Securities

Amendment to the Certificate of Incorporation

The Company has amended its certificate of incorporation to authorize the Company to issue an aggregate of 50,000,000 shares of stock as follows:

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

                                   INTERNATIONAL MERCANTILE CORPORATION

                                       (Registrant)
                                    By: ------------------
                                        PRESIDENT

 Dated: