Form 10-Q
period 1999-09-30
INTERNATIONAL MERCANTILE CORP
filed 1999-12-14
CIK 51387

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------



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

     Yes [x]      No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     7,135,782 Class A Common Shares as of September 30, 1999

     2,000,000 Class B Common Shares as of September 30, 1999

     Transitional Small Business Disclosure Format Yes [ ] No [X]

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

          Item 1. Financial Statements

     The condensed financial statements for the period ended September 30, 1999 included herein have been prepared by International Mercantile Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1999.



                          INTERNATIONAL MERCANTILE CORP
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999

                                    UNAUDITED

          ASSETS

Current Assets
--------------
       Cash and Cash Equivalents                                      $    5,641
       Inventory                                                          16,559
       Prepaids and Other Assets                                          15,179
                                                                      ----------
             Total Current Assets                                         37,379
                                                                      ----------

Invest
------
       Investment in University Mortgage, Inc.                           725,642
       Stock
                                                                      ----------

Fixed Assets
------------
       Fixed Assets, net of Accumulated Depreciation                     184,595
                                                                      ----------

Other Assets
------------
       Organization Costs, Net of Amortization                            70,578
       Deposits                                                           28,548
                                                                      ----------
            Total Other Assets                                            99,126
                                                                      ----------
                         Total Assets                                 $1,046,742
                                                                      ==========


          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
       Accounts Payable and Accrued Expenses                          $  117,193
       Accrued Interest Payable                                              756
       Loan Payable - Related Parties, Current Portion                    25,000
                                                                      ----------
             Total Current Liabilities                                   142,949
Long Term Liabilities
---------------------
       Committments and Contingencies
       Loan Payable - Related Party                      $150,000
           Less:  Current Portion                         -25,000        125,000
                                                         --------     ----------
Total Long Term Liabilities                                              125,000
                                                                      ----------
Total Liabilities                                                        267,949

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------

Stockholders' Equity
--------------------
       Common stock-Class A - $.01 Par, 31,000,000 shares
            authorized,  7,135,782 shares outstanding                     71,358
       Common stock-Class B - $.01 Par, 2,000,000 shares
            authorized,  2,000,000 shares outstanding                     20,000
       Preferred stock - Series 1 - $.10 Par, 10,000,000 shares
            authorized,  -0- shares outstanding
       Preferred stock - Series 2 - $.10 Par, 2,000,000 shares
            authorized,  -0- shares outstanding
       Preferred stock - Series 1 - $.10 Par, 5,000,000 shares
            authorized,  -0- shares outstanding
       Additional paid in capital                                        727,700
       Deficit Accumulated During the Deveolpment Stage                  -40,265
                                                                      ----------
             Total Stockholders' Equity                                  778,793
                                                                      ----------
                         Total Liabilities & Stockholders' Equity     $1,046,742
                                                                      ==========


           See Accompanying Notes and Accountants' Compilation Report



                      INTERNATIONAL MERCANTILE CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
                           THROUGH SEPTEMBER 30, 1999

                                    UNAUDITED

REVENUES
        Sales                                                               $0
        Cost of Merchandise Sold                                             0
                                                                     ---------

           Gross Profit                                                      0
                                                                     ---------

OPERATING EXPENSES
        Amortization                                                       460
        Auto Expense                                                        17
        Depreciation                                                     1,188
        Dues & Subscriptions                                               464
        Interest Expense                                                   756
        Office Supplies & Expense                                          112
        Repairs & Maintenance                                            2,024
        Salaries & Related Costs & Benefits                             32,821
        Supplies                                                         1,454
        Telephone                                                           30
        Temporary Help                                                     300
        Travel, Meals & Promotion                                          639
                                                                     ---------

           Total Operating Expenses                                     40,265
                                                                     ---------

        Net (Loss)                                                    ($40,265)
                                                                     =========

        Earnings (Loss) per share of Common Stock - Basic (Note 1)    ($0.0051)
                                                                     =========

        Weighted Average Shares                                      7,937,964
                                                                     =========



                                See Accompanying Notes and
                           Accountants' Compilation Report

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------


                      INTERNATIONAL MERCANTILE CORPORATION

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                             STATEMENT OF CASH FLOWS
              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
                           THROUGH SEPTEMBER 30, 1999

                                    UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net Loss                                                              ($40,265)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
              Depreciation & Amortization                                1,648
              (Increase)Decrease In
                           Investment in University Mortgage, Inc.    -725,642
                           Stock
                           Inventory                                   -16,559
                           Prepaids & Other Assets                     -15,179
                           Deposits                                    -28,548
                           Organization Costs                          -71,038
              Increase(Decrease)
                           Accounts Payable &  Accrued Expenses        117,193
                           Accrued Interest                                756
                                                                     ---------

     NET CASH USED IN OPERATING ACTIVITIES                            -777,634

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
              Acquisition of Fixed Assets                             -185,783
                                                                     ---------

     NET CASH USED IN INVESTING ACTIVITIES                            -185,783

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
              Proceeds from Loans                                      150,000
              Capital Contributions                                    727,700
              Issuance of Capital Stock                                 91,358
                                                                     ---------

     NET CASH PROVIDED BY IN FINANCING ACTIVITIES                      969,058
                                                                     ---------


NET INCREASE IN CASH                                                     5,641

CASH - BEGINNING September 2, 1999(Date of Inception)                        0
                                                                     ---------

CASH - ENDING September 30, 1999                                        $5,641
                                                                     =========

           See Accompanying Notes and Accountants' Compilation Report

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------


                      INTERNATIONAL MERCANTILE CORPORATION

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)

                           THROUGH SEPTEMBER 30, 1999

                                    UNAUDITED

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                            COMMON STOCK           ADDITIONAL     DURING THE
                                                                                    PAID IN      DEVELOPMENT
                                                       SHARES         AMOUNT        CAPITAL         STAGE
                                                     ------------------------------------------------------
Balance,  September 2, 1999 (Date of Inception)          1,000            $10           $490             $0


Reverse acquisition, September 6, 1999
  Exchange of Micromatix.com, Inc., a Delaware
corp
    Common Stock                                        -1,000            -10           -490              0


Issuance of Common Stock of International
Mercantile
Corporation a Missouri corp to owners of
Micromatix.com, Inc., a Delaware corporation
    Class A Common Stock                             1,500,000         15,000              0              0
    Class B Common Stock                             1,000,000         10,000              0              0

Outstanding Common Stock of International
Mercantile
Corporation, a Missouri corp.,
    Class A  Common Stock                            5,635,782         56,358        727,700              0
    Class B  Common Stock                            1,000,000         10,000              0              0


Net (Loss)                                                   0              0              0        -40,265
                                                     ------------------------------------------------------


Balance,  September 31, 1999                         9,135,782        $91,358       $727,700       ($40,265)
                                                     ======================================================

           See Accompanying Notes and Accountants' Compilation Report

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------

                      INTERNATIONAL MERCANTILE CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of its capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the predecessor company received 2,500 shares of the Company's stock for each share of the predecessor company; a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the predecessor company. The merger is being accounted for as a capital transaction with no recognition of goodwill or other intangible assets. Subsequent to the merger, the owners of the predecessor company assumed the management of the Company and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction is, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company.

DEVELOPMENT STAGE

The Company's principal operations, comprised of sales of build-to-order unbranded or "white box" PC systems and PC related hardware are in a start up phase as of October 31, 1999. Although some sales, manufacturing and distribution of personal computers and related PC hardware has commenced as of the date of these financial statements, there has been no significant revenue generated therefrom. Substantially all the efforts of the Company have been focused on capitalization of the Company, the establishment of its' website, internal infrastructure, production lines and development of a marketing team. Accordingly, the Company is in the Development Stage.


                      INTERNATIONAL MERCANTILE CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

REVENUE RECOGNITION

Revenues are derived primarily from sales of build-to-order personal computers and related PC hardware via the Company's business to business e:commerce. Revenues related to these sales are recognized when a computer product is shipped and invoiced.

INVENTORY

Inventory consists of parts, work in process and finished products and is valued at the lower of actual cost or market. The Company maintains a perpetual inventory system and determines quantities by the average cost method.

ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets which range from three to five years. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur.

SOFTWARE DEVELOPMENT COSTS

Internal and external costs incurred to develop internal-use software are capitalized during the application development stage and will be amortized over three years once operations begin.

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------

                      INTERNATIONAL MERCANTILE CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


INTANGIBLE ASSETS

Costs incurred to organize the Company are capitalized and reported on the balance sheet as other assets. The costs will be amortized over a period of 5 years using the straight line method.


INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C Corporation. Deferred income taxes are recognized by applying statutory tax rates to future years differences between the tax bases and financial reporting amounts of assets and liabilities. Due to the fact that the Company is in the development stage, no deferred tax asset/valuation allowance has been recognized for the losses incurred to date, as it is not determinable that the Company will realize any tax benefit from such losses. Loss carryforwards, if any, expire fifteen years following the tax year end in which they occur.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could vary from these estimates and assumptions.

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. Additionally, the Company assumes that computer chip and memory availability will remain constant. This assumption subjects the Company to concentrations of risk should the availability of these items become uncertain in the future.

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.


                      INTERNATIONAL MERCANTILE CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

EARNINGS PER SHARE, cont'd

In computing EPS as a result of the reverse acquisition, the number of shares outstanding for the period from September 2, 1999 until the date of the reverse acquisition, September 6, 1999, is the number of shares issued by the Company to the shareholders of the predecessor company. For the period September 6, 1999 to September 30, 1999 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed by averaging these two amounts. Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS were not computed as the Company's capital structure is not complex, having no dilutive instruments outstanding as of the date of the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate the impact of this pronouncement will be material.

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------

                      INTERNATIONAL MERCANTILE CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


2.   RELATED PARTY TRANSACTIONS

The Company's financing during its development stage has been provided by non-interest bearing loans and capital contributions to the Company by its shareholders. At September 30, 1999 the Company had liabilities to a major shareholder of $150,000 in the form of an unsecured note payable bearing interest at 8% per annum. The note calls for six annual principle installments of $25,000 plus accrued interest. The note was issued for the purchase of machinery, office equipment and furniture from the shareholder. Accrued interest through September 30, 1999 was $756. In addition, shareholders' contribution amounts totaling $819,058 as of September 30, 1999 are recorded as par value class A and class B common stock and as additional paid in capital.

A B Securities, a shareholder of IMTL, acquired authorized but unissued shares of UMI diluting the voting and equity interest of IMTL in UMI to less than 5%.


3.   COMMITMENTS

The Company leases its corporate offices and manufacturing facilities in Baltimore, Maryland under a six year lease agreement, which began on September 7, 1999 and included rent at no cost through September 30, 1999. The lease encompasses commercial facilities of approximately 40,000 square feet. Rent for the first year is $14,274 per month plus applicable sales tax, utilities, maintenance and property tax reimbursement and will increase approximately 5% in each of the succeeding five years.

Future minimum requirements are:
                                 12/31/99        $  42,823
                                 12/31/00          174,205
                                 12/31/01          182,371
                                 12/31/02          187,040
                                 12/31/03          189,957
                                 Thereafter        326,317
                                                ----------
                                                $1,102,713
                                                ==========


4.   OFFICERS' COMPENSATION

Prior to the reverse acquisition, the Company's day to day activities were managed by certain officer/shareholders, who contributed their time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements. The Company currently employs these two individuals and fourteen other employees at their administrative and operating facilities in Baltimore, Maryland.

5.   FIXED ASSETS

Fixed assets for the Company consisted of the following at September 30, 1999:

                                                                     Accumulated
                                      Fixed Asset    Depreciation      Balance
                                        --------        ------        --------
Furniture & Fixtures                    $ 32,000        $  162        $ 31,838
Manufacturing/Warehouse Equip             33,000           167          32,833
Computer Hardware                         52,862           375          52,487
Transportation Equip                       7,000            50           6,950
Office Equipment                          28,000           199          27,801
Software Systems                          32,921           235          32,686
                                        --------        ------        --------
                                        $185,783        $1,188        $184,595
                                        ========        ======        ========



6.   INVESTMENT IN UNIVERSITY MORTGAGE, INC.

The Company has a minority interest in University Mortgage, Inc. as a result of the liquidation of its majority interest on July 31, 1999. The Company reflects this majority interest on the balance sheet as an investment at cost, the basis of which, is adjusted by the earnings and losses reported by Universal Mortgage, Inc. in accordance with generally accepted accounting principles. At September 30, 1999 the balance of the Company's investment is $725,642.

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------


                      INTERNATIONAL MERCANTILE CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

7.   CONTINGENCIES

The Company's management has confirmed that as of the date of the financial statements the Company is not involved in any lawsuits nor is there any pending litigation.

An unwind provision exists as part of the merger agreement, whereby the merger agreement could be rendered void. Management, however, believes that the provision will not be exercised as all other provisions of the merger agreement have been fulfilled as of the date of these financial statements.

8.   YEAR 2000

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its' internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. The Company has completed modifications to its internal systems to attempt to ensure Year 2000 compliance. The costs of these modifications was not material and involved a reallocation of internal resources rather than incremental expenditures. In addition, the Company utilizes third party hardware, software and services that may not be Year 2000 compliant. Although the Company believes that its' software and the hardware and software provided by third parties is Year 2000 compliant, the Company may be wrong. If the Company is wrong, it could face unexpected expenses to resolve any related issues and any unexpected interruptions could be harmful to its business.



9.  SUBSEQUENT EVENTS

Subsequent to September 30, 1999 the Company instituted an unqualified employee stock option plan. The terms of such options are contracted between each eligible employee and the Company on a case by case basis. As of the date of these financial statements, 7 such plans are either active, pending the start of employment or under negotiation; none are vested.

Subsequent to September 30, 1999 and through the date of the Accountants' Compilation Report, the Company sold to unrelated private investors 878,493 shares of Class A Common stock for a total of $ 250,000.

In October, 1999, the Company entered into a consulting agreement with an individual for securities consulting and corporate investment banking services. In addition to 150,000 shares of Class A common stock issued on October 13, 1999, compensation for this individual is to be equal to 10% of capital funds raised.

On October 15, 1999 the Company entered into a three year irrevocable investment agreement with an unrelated third party (Private Equity Company) for a private equity line of common stock totaling an aggregate $5 million. The agreement calls for the Company to put up to $1 million of common stock to the Private Equity Company at a purchase price equal to 91% of the Company's per share "Market Price." Market price is defined as the lowest closing bid of the Company's common stock during the 20 business days following each "Put Date." As compensation to enter into this agreement, the Private Equity Company received a warrant to purchase 150,000 shares of the Company's common stock. The Private Equity Company shall also receive an amount of Warrants equal to 10% of the number of shares purchased under each Put, exercisable at a price equal to 110% of the market price of each Put. The agreement further calls for a $25,000 due diligence fee and a $100,000 non usage fee (less 10% of the dollar amount Put during the 6 month period) in the event the Company fails to Put $1 million of common stock each 6 month period during the agreement's 3 year term.

On October 15, 1999 the Company entered into a $1 million private placement agreement with an unrelated third party. The placement will be sold on a best efforts basis to qualified institutional investors.


On November 1, 1999 the Company entered into a four month consulting agreements with two individuals for securities consulting and corporate investment banking services. Monthly compensation for each of these individuals is to be at the Company's option, either in the form of a total of 25,000 shares of Class A common stock or $8,000. On November 3, 1999 each individual was issued 25,000 shares of Class A common stock of the Company as their first month's compensation.

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------

                      INTERNATIONAL MERCANTILE CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

SUBSEQUENT EVENTS CONT'D


On November 15, 1999 the Company entered into a capital lease transaction with an unrelated third party for the purpose of financing the Company's operational and accounting software systems. The lease is for a term of three years including monthly payments of $1,235 plus applicable sales tax and concludes with a $1 buy out option at the end of the lease term.

On November 23, 1999 the Company entered into an agreement to manufacture 3,000 whitebox computer units per month beginning December of 1999 with a national satellite distributed program network marketing group. The agreement is open ended and has no minimum purchase requirements.

On November 23, 1999, a director/shareholder contributed $425,000 as additional paid in capital to fund operations.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  for the nine months ended September 30, 1999
                ------------------------------------------------

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

Results of operations for the nine months ended September 30, 1999
--------------------------------------------------------------------------------

As described in the footnotes to the financial statements, due to the reverse merger with Micromatix.com Inc., the only results of operations are from the period beginning September 2, 1999 through September 30, 1999. The company is a development stage company and had no substantial revenues or related costs of goods sold for the period.

General and administrative costs for the same period ended September 30, 1999 were $40,265.


Liquidity and capital resources as of the end of the six months ended
June 30, 1999.
--------------------------------------------------------------------------------

The Company's cash balance was $5,641 and working capital was a negative $105,570 as of September 30, 1999, mainly as a result of the company's costs associated with the development of it's corporate infrastructure.

The Company's primary short-term needs for capital, which are subject to change, are for working capital to fund inventory purchases and the operations and growth of the business. As discussed in the footnotes, subsequent to the date of this filing, the company has raised funds through private placements and through additional paid in capital contributions from related parties. It is anticipated that the collection of receivables, along with future investments from third parties will be sufficient to meet the company's liquidity needs.

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------

The Company expects its capital requirement to increase over the next several years as it continues to develop its computer white-box business and seek new related acquisitions, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acquisitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the computer business entered into.

The Company believes that its available cash and cash from management contributions will be sufficient to satisfy its funding needs for the day to day activities for at least the next 12 months. Thereafter, if cash generated from any newly acquired or developed business operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.



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

INTERNATIONAL MERCANTILE CORP - 10-Q--Quarterly Report
--------------------------------------------------------------------------------

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

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security-Holders

        None.

Item 5. Fiscal Year End

As previously reported, the company was considering changing its fiscal year end from December 31 to July 31 for business cycle purposes. This decision has currently not been made, and is still under consideration.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INTERNATIONAL MERCANTILE CORPORATION
                                      (Registrant)

                                   By:
                                       --------------------------------
                                       PRESIDENT


Dated: