Form 10KSB
period 1999-12-31
INTERNATIONAL MERCANTILE CORP
filed 2000-04-14
CIK 51387

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                          FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999.

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________

Commission file Number 0-7693

              INTERNATIONAL MERCANTILE CORPORATION
              ------------------------------------
         (Name of small business issuer in its charter)

     Missouri                                          43-0970243
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

1625 Knecht Avenue, Baltimore, Maryland                    21227
---------------------------------------                    -----
Address of principal executive offices )                 (Zip Code)

Issuer's telephone number, including area code     (410) 242-5000

Securities registered pursuant to Section 12(b) of the Exchange
Act:

Title of each class                               Name of exchange
                                                on which registered
-------------------                             -------------------
      None                                              None

Securities registered pursuant to Section 12(g) of the Exchange
Act:

             Class A Common Stock, $0.01 par value
             -------------------------------------
                        (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

     State issuer's revenues for its most recent fiscal
year..................$1,465,294

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

     As of April 13, 2000, the aggregate market value of common stock, no par value, held by non-affiliates was approximately
$5,102,099 (7,759,846 shares at $0.6575, which is an average of the bid and asked price).

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

As of March 31, 2000, there were outstanding 14,151,513 shares of Class A Common Stock, $0.01 par value, and 2,000,000 shares of
Class B Common Stock, $0.01 par value.

Transitimal Small Business Disclosure Format (check one)

                    Yes ________        No ___X_____

                          PART I

Item 1.        Description of Business

     Forward-Looking Statements

     This Report on Form 10K-SB contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the white-box aspect of the PC industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

     1. changes in general economic and business conditions affecting the white-box aspect of the PC industry;
     2. technical developments that make our products or inventory obsolete;
     3.   our costs in the pricing of our products;
     4.   the level of demand for our products;
     5.   availability of product;  and
     6.   changes in our business strategies.

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our Company.

     We were organized as International Mercantile Corporation under the laws of Missouri on March 10, 1971 to operate in the insurance industry. Since September 2, 1999, we have engaged in the business of manufacturing competitively priced custom-configured, build-to-order, unbranded or "white-box" desktop systems and servers for value added resellers ("VARs"). We are in our development stage. We presently do business under the fictitious name of Micromatix.net ("Micromatix"). Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means Micromatix, but not Home America Mortgage Company, our other subsidiary company which is presently inactive.

    (a) Business Development

    We were organized as International Mercantile Corporation under the laws of Missouri on March 10, 1971 for the purpose of acquiring Frontier Insurance Company ("Frontier") and Universal Life Holding Corporation ("Universal"). We effected these acquisitions on August 31, 1973 and subsequently acquired a controlling interest in Sterling Financial Corporation ("Sterling").


                            Page -3-

    Our Sale of Sterling - Fall 1993

    In the Fall of 1993, in order to minimize our operational expenses, we sold our interest in Sterling to Mike Polland and Associates in exchange for stock, debt assumption and cash.

    Our Sale of Universal -  May 4, 1995

    Universal Life Holding Corporation ("Universal") was incorporated under the laws of Illinois on August 13, 1964.
Historically, the principal business of Universal has been in real estate development, ownership, and management and the investment in Frontier Insurance Company.

    On May 4, 1995, we exchanged all of our common stock in Universal with Universal for forgiveness of notes and other payables owed by us to Universal. We incurred a gain on the sale in the amount of $751,089.

    Our Sale of Frontier's wholly owned subsidiary, IFS - April
1994

    On January 1, 1994, Frontier owned 100% of International Financial Services Life Insurance Company ("IFS"). On April 15, 1994, Frontier entered into a Stock Purchase Agreement (the "IFS Agreement") with Franklin American Corporation, a Tennessee corporation ("Franklin"), whereby Frontier sold Franklin all of Frontier's issued and outstanding common stock of IFS (the "IFS Shares"). The nature and amount of the consideration to be paid to Frontier by Franklin for the purchase of the IFS Shares were as follows: The aggregate purchase price of the IFS Shares equaled the sum of (a) the current market value of IFS' total assets as of the fifth business day prior to the closing date less IFS' total liabilities calculated on a statutory basis as of the closing date, plus (b) $1,155,000, based on Frontier's providing valid licenses authorizing IFS to conduct business in 42 states less $27,500 per state in which a valid license authorizing IFS to transact the business of insurance was not delivered by Frontier at closing. The consideration paid by Franklin for the IFS Shares was determined through arm's-length negotiations, and neither Franklin, nor any of its officers or directors, was in any way affiliated with, or related to, Frontier. The Company recognized loss on this sale in the amount of $775,508.

    Our Sale of Frontier - November 1995

    By December 31, 1994 Frontier was no longer issuing new business due to regulatory actions and a voluntary commitment on Frontier's part to the State of Missouri. Additionally, in the fourth quarter of 1994, Frontier entered into an Assumption/Reinsurance Agreement with Mid-South Insurance Frontier pursuant to which Frontier transferred all policyholder liabilities, effective October 1, 1994. On November 17, 1995, we sold Frontier by (i) transferring all of our stock in Frontier for full satisfaction of a note owed to two of our former officers, Robert and William Bruce, (ii) canceling consulting agreements
(iii) canceling all inter-company receivables and payables (iv) transferring our accrued rights to commissions due from the former third party administrator, (v) transferring all obligations of Ventana Corporation (f/k/a The C. J. Brown Corporation) which we held, and (vi) assigning all our rights regarding litigation against the Ventana Corporation and its officers to Frontier. As a



                            Page -4-
result of this sale, the Company incurred a loss of $1,652,689.

    Our Purchase, Sale and Reacquisition of Home America Mortgage
    Company

    Purchase - October 1992

    Home America Mortgage Company ("Home America ") was incorporated in 1986 under the name Realty Mortgage Company and in October 1992, Frontier purchased Home America from the C. J Brown Corporation. Home America operated as a provider of first mortgage residential home loans. Home America originated, processed, underwrote, closed, funded and delivered qualifying home loans to established mortgage companies throughout the country. Its target markets were in Louisiana, Alabama and Texas. Home America originated over 1,056 loans in 1994 and 1,190 loans in 1993 totaling approximately $90,000,000 and $92,000,000, respectively. Home America's revenues were derived primarily from origination fees, servicing- release fees, and discount income.
Home America  ceased operations in November 1995.

    Pursuant to our Settlement Agreement on November 17, 1995 with Robert and William Bruce concerning Frontier, we retained 100% ownership of Home America common stock. Home America received a mortgage executed by one of our consultants in the approximate amount of $200,000, and in 1996, said mortgage was offset by fees incurred, and the remaining asset and related mortgage debt of Home America were transferred to Robert and William Bruce.

    On November 17, 1995 we entered into a Settlement Purchase and Sale Agreement of Corporate Stock with Continent Finance Corporation whereby a change in control of our board of directors occurred. We subsequently entered into a new settlement agreement with Continent Finance Corporation whereby Continent Finance Corporation would forgive certain debt and cash owed to them and assist us in the administration of our affairs in exchange for our delivery to Continent Finance Corporation 100% of any and all interest we had in the common stock of Home America Mortgage Company, which was then a non-operating shell company.

    As a non-operating shell, Continent Finance Corporation and our management were forced to assume all of the operating expenses of Home America Mortgage Company. The former management of Home America Mortgage Company abandoned Home America Mortgage Company's offices and subsequently set up their own mortgage company within the same building. We are exploring our legal options as a result of their actions. We subsequently transferred ownership of Home America Mortgage Company to Continent Finance Corporation.

    In July of 1997, we acquired Continent Finance Corporation's interest in Home America Mortgage Company and its rights to acquire University Mortgage, Inc., and we acquired 50% of University Mortgage, Inc. with the right to acquire the balance of ownership by year's end 1997. The transaction called for us to issue 1,500,000 shares of our common stock to Continent Finance Corporation and 400,000 shares of our common stock to the sellers of University Mortgage, Inc., subject to a reverse split of our outstanding common stock.



                            Page -5-

    Additionally, Continent Finance Corporation was entitled to receive additional shares of our Company for work associated with mergers and acquisitions, assisting in raising capital, obtaining additional market makers and securing investment banking relationships. In addition, Continent Finance Corporation had an option to obtain another 2,000,000 shares of our Company in the event Home America Mortgage Company and its Balance Sheet could withstand independent audit review. Management and its auditors could not verify Home America Mortgage Company's balance sheet and Continent Finance Corporation's option was canceled. We carried Home America Mortgage Company at a zero value at year end 1997. Continent Finance Corporation remained as our administrator and assisted us in obtaining outside financing and located viable business opportunities.

    On July 7, 1997, our board of directors authorized a 31 to 1 reverse stock split of our $1.00 par value common stock which reduced the number of our issued and outstanding shares of common stock to 101,070. This reverse stock split was conditioned upon, and occurred simultaneously with, Continent Finance Corporation's transfer to us of (i) 100% of the total issued and outstanding shares of Home America and all the rights it owned in University Mortgage Inc.; (ii) and its continued assistance in obtaining capital and viable business opportunities; in exchange for 1,500,000 shares of our restricted common stock. According to Continent Finance Corporation's December 31, 1996, Audited Balance Sheet, Home America was valued at $10,955,315. This transaction occurred on August 1, 1997 and provided Continent Finance Corporation with voting control of our Company. Prior to this transaction, no one person or group possessed voting control of our Company.

    Our Acquisition of University Mortgage - January 1997

    In December of 1997, we acquired the balance of University Mortgage Inc. for 400,000 restricted shares and a note for $300,000. The Purchase Agreement call for a maintenance value for the shares transferred to the seller for (1) one year. In the event that the stock price fell, we were obligated to issue additional restricted class "A" common stock to maintain the original value of the transaction, which resulted in the issuance of 1,100,000 additional shares during 1998.

    University Mortgage, Inc. is a mortgage banking company based in Chevy Chase, Maryland. University Mortgage, Inc.'s principal business is the origination and sales of purchase, refinance, home equity, home improvement and debt consolidation loans from residential customers in Maryland, Virginia, Washington, D.C., Pennsylvania and Delaware. The Company does not retain any servicing rights on loans it originates

    In December 1998 we completed restructuring with University Mortgage and our agreement with Continent Finance Corporation. FSR Group acquired all debt due and owing to the sellers of University Mortgage Inc. in exchange for release of FSR Group's obligations to our Company. In addition, Continent Finance Corporation agreed to pay obligations on behalf of our Company.

    In 1999, prior to the sale of University Mortgage Inc. to PCLoan.com, University Mortgage Inc. sold a substantial control



                            Page -6-
position to one of our affiliates through the purchase of authorized but unissued shares of University Mortgage Inc., in exchange for assets and debt assumption.

    Dilution of Our University Mortgage Holdings - July 1999

    On July 31, 1999, we caused our sole operating subsidiary, University Mortgage, Inc., to issue a significant amount of new stock to M. Scott Hess, one our directors, in consideration of his investment in University Mortgage, Inc. of approximately $14,000,000 in assets, notes and securities. This action effectively diluted our holding in University Mortgage, Inc. to less than 5%. Subsequently, in a stock for stock transaction, we exchanged our 3,000,000 shares of University Mortgage, Inc. for 3,000,000 of shares of VirtualLender.com, Inc., a publically traded company controlled by Mr. Hess. As a result, we effectively turned our Company into a publicly traded "shell" company.

    Other than maintaining our good standing status in the State of Missouri, and seeking prospective businesses or assets to acquire, from August 1, 1999 to September 2, 1999, we had no business operations. Our subsidiary company, Home America remained inactive.

    Since September 2, 1999, we have engaged in the business of manufacturing competitively priced custom-configured, build-to-order, unbranded or "white-box" desktop systems and servers for value added resellers ("VARs"). We are in our development stage. We presently do business under the fictitious name of Micromatix.net ("Micromatix"). Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means Micromatix, but not Home America Mortgage Company, our other subsidiary company which is presently inactive.

     Our Recapitalization With Micromatix.com, Inc.

     On September 2, 1999, we entered into a transaction with Red River Trading Company, Inc. ("Red River"), the sole shareholder of Micromatix.com, Inc., a Delaware corporation, whereby we recapitalized our Company with Micromatix.com, Inc., in exchange for consideration payable to Red River equal to $1,375,000, payable by delivery of (i) one million shares of Class B common stock at a deemed price of $1.00 per share. Each share of Class B common stock is entitled to 51 votes; and (ii) 1.5 million shares of Class A common stock at market value of $.25 per share. We are treating this transaction as a reverse merger for accounting purposes, even though we have not yet filed the requisite articles of merger and other related documents with the applicable state authorities.

     Pursuant to this transaction, we have a put option to return the Micromatix.com, Inc. shares back to Red River if Micromatix.com, Inc. fails to implement its business plan and achieve certain performance benchmarks. This put option expires September 2, 2000. If we exercise our put option, Red River must return to us all of their shares of Class A and Class B common stock. Additionally, Red River is required to repay any funds that we, or any third party, invested into Micromatix.com, Inc. This obligation is to be evidenced by a promissory note payable in 24 equal monthly installments, guaranteed by Red River and secured by



                            Page -7-
all of the capital stock and assets of Micromatix.com, Inc.

     Additionally, Red River has a put option to reacquire Micromatix.com, Inc. and return all of its Class A and Class B common stock to us if we do not invest, directly or indirectly, $350,000 in Micromatix.com, Inc. on or before November 30, 1999 (excluding the $150,000 which was invested at closing). If Red River exercises its put option, Red River must repay all funds we invested in Micromatix.com, Inc., in the same manner as described above. This put option expires September 2, 2000.

     Our agreement with Red River also provided that we hold our annual meeting of stockholders and a meeting of our board of directors no later than 60 days after closing to consider and act upon the following matters:

     (1) a 2 for 1 reverse stock split of the Class B common stock;
     (2) payment of a dividend consisting of the issued and outstanding common shares of University Mortgage, Inc., the registrant's wholly-owned subsidiary;
     (3)  the issuance to our chairman, Frederic S. Richardson, of
          1.5 million shares of Class A common stock, or options to purchase such shares, in consideration of services rendered;
     (4) an employee stock ownership or option plan to attract and retain key employees;
     (5) an agreement with Swartz Institutional Finance for the purchase and sale of shares of Class A common stock for $5 million;
     (6) amendment of the certificate of incorporation to change the registrant's name to Micromatix or a derivative thereof; and
     (7)  changing our state of domicile to Delaware.

     Items 3, as described above was successfully implemented.
Other than with respect to item 5., we intend to implement the remaining items during 2000.

     Additionally, at the closing, we made the following changes in our management structure:

     (1)  Michael Scott Hess resigned as our Director and
          President.
     (2) C. Timothy Jewell, Red River's President, was appointed as our new President; and
     (3) Bernard Cary was appointed as our Vice President and Chief Operating Officer.

     (b)  Our Present Business

     Since September 2, 1999, we have engaged in the business of manufacturing competitively priced custom-configured, build-to-order, unbranded or "white-box" desktop systems and servers for value added resellers ("VARs"). We are in our development stage. We presently do business under the fictitious name of Micromatix.net ("Micromatix"). Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means Micromatix, but not Home America Mortgage Company, our other subsidiary company which is presently inactive.


                            Page -8-

OUR PRODUCTS

     We manufacture competitively priced custom-configured, build-to-order, unbranded or "white-box" desktop systems and servers for value added resellers ("VARs"). Our PC systems utilize compatible, industry standard, branded components as a cost-effective
alternative to branded PC systems.   Our goal is to become the
VARs' source-of-choice for build-to-order PC systems.  We intend to do this by:

     1. Serving the VARs' integration needs. We intend to develop an East Coast network of local, high quality white-box manufacturers supported by an Internet based, state of the art e-commerce system. Through our network of local assembly facilities, we expect to be able to deliver high quality white-box PC systems that use compatible, industry standard, branded components as a cost-effective alternative to branded PC systems. Further, as a large East Coast operator, we expect to also provide VARs with infrastructure and support which is typically difficult and costly for a VAR to maintain itself.

     2. Creating a Web-Centric 'Application' for the VAR to conduct business via our state of the art e-commerce system. We believe that end-users are increasingly demanding the ability to customize and purchase computer products and services online. Therefore, we will provide solutions designed to provide our customers the ability to offer online product configuration, pricing, selection, ordering, tracking, and returns capabilities, which in turn will provide the VAR with the ability for end-users to easily order computer products and support services from their supplier.

      3. Maintaining Build-to-Order Customer Focus. We intend to focus on VARs and Fortune 1000 companies, and to act as a partner of the VAR rather than its competitor. We provide "just-in-time," local assembly of PC systems pursuant to the VAR's customers' specifications upon receipt of an order by utilizing in stock industry standard branded components, including Intel microprocessors and Microsoft operating systems, at the facility serving the VAR which placed the order. This enables us to maintain only limited quantities of components sensitive to technological improvement or price decreases and insulate us from inventory obsolescence that otherwise might increase our costs. We can then pass our cost savings on to the VAR, which, in turn, can offer a more competitive price to their customers. As a result, we expect the VARs to outsource their assembly, logistics and other requirements to us, allowing them to focus on higher margin businesses such as providing software, integration and support.

     4. Consolidating the fragmented white-box market. We believe that there are a large number of attractive acquisition candidates in the highly fragmented white-box segment of the PC systems market. We intend to actively seek to acquire companies engaged in the assembly of



                            Page -9-
          white-box PC systems in targeted geographic markets in order to establish an East Coast network of local assembly facilities. We will target companies that have a strong local market share, are led by an experienced management team, and that focus on serving VARs.

     5. Emphasizing Quality Control as Foundation for Growth. Since the production of superior quality systems is the foundation on which we expect our business will prosper, our strategy is to embrace ISO 9002 as its foundation for quality since it encompasses all of the operating departments of our business and is not just one of the latest 'quality fads' that come and go. When implemented, and actively worked, ISO provides key improvements to both the qualities of the product and our overall business model.

OUR MARKET

     According to International Data Corporation:

     1. The total U.S. market in 1998 for PC systems, including desktops, notebooks and servers, was approximately 36 million units, accounting for approximately $75 billion in revenue.

     2. It is estimated that this market will grow at a compounded annual growth rate of 12.1% over the next three years.

     3. It is estimated that the white-box PC market accounts for more than 20% of all U.S. PC shipments, which makes the white-box market the biggest 'brand' of PCs sold in the United States. In 1998, 8.3 million white-box PC systems were sold, compared to 3.3 million units sold by Compaq (the leading PC systems manufacturer), 2.7 million units sold by Dell, 1.9 million units sold by Hewlett-Packard, and 1.5 million units sold by IBM.

     4. The white-box market expanded at a unit rate of at least 15% in 1998 and it is currently maintaining its share by growing at least in line with the overall industry average.



OUR CUSTOMERS   RESELLERS/VARs

     The white-box market includes:



                            Page -10-

     1. Small business and small office marketplaces (primary market);
     2.   State and local government;
     3.   Educational institutions;
     4.   Home offices;
     5.   Consumer markets;
     6.   Some medium-sized and large businesses.

     We believe the lower cost of a white-box PC compared to a branded PC is an important factor for small businesses, which makes up our primary market. In addition, many VARs appear to be more inclined to recommend white-box PCs to their small business customers over branded PC's due to:

     1. Quality control principles. VARs can easily assemble desktop PCs, notebooks and servers and perform their own diagnostic burn-ins, ensuring that each unit meets high quality standards prior to delivery to the VAR's customer.

     2. Enhanced customer service. Since the same branded components used by manufacturers of branded PCs are available to VARs on short notice, VARs can offer their customers a greater choice in components and can configure the white-box PC to meet their customers' requirements.

     3. Greater profit margins. International Data Corporation research shows that reseller margins are greater for white-box PCs than for branded PCs. On average, white-boxes with the same components as a branded system can return margins as high as 20% to the manufacturer.

OUR VENDOR RELATIONS

     We have accounts with numerous suppliers that provide us with the components required to custom configure systems for our customers. Our purchasing decisions are primarily governed by pricing and availability. We currently do not have any guarantees to purchase from specified vendors for any parts. Conversely, we also do not have any contracts that require any vendor to segregate and maintain inventory for our consumption. As a result, we are dependant upon market conditions to obtain products at reasonable prices that allow us to operate profitably. Should market conditions experience any shortages or price hikes, we would be subject to such conditions and would be unable to compete with other companies with supplier contracts.

OUR COMPETITION

     The PC systems industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and rapidly declining component costs. Our current and potential competitors can be divided into three primary groups:




                            Page -11-

     1.   Other white-box manufacturers;
     2.   Distributors; and
     3.   Branded PC system manufacturers.

     Other White-Box Manufacturers.

     We compete for market share against other white-box manufacturers. Competitive factors in the white-box PC systems market include:

          (a)  Product quality and availability;
          (b)  Price;
          (c)  Brand name components;
          (d)  Marketing and distribution resources; and
          (e)  Customer service and support.

     We believe that we can strongly compete against other white-box manufacturers with respect to each of these factors since we expect to be in the unique position of being the only white-box manufacturer with a nationwide presence. As a result, we should be able to negotiate favorable terms with vendors of branded components and achieve efficiencies and economies of scale not typically available to white-box manufacturers located in more remote locations.

     Distributors.

     We also compete for market share against distributors of PC systems. Many of these competitors are well-established and possess greater financial, marketing, technical, personnel and other resources than we do, and we cannot assure that we will have the ability to compete successfully. Our financial resources are relatively limited when contrasted with these competitors.

     However, we feel we can compete with these competitors to a certain degree since we intend to act as a VAR's partner and sell and distribute our PC systems and components exclusively to VAR's and not their customers, while PC system distributors market their products to both VARs and end-users, the VARs' customers. We believe that acting as a VARs' partner, instead its competitor, will cause the VAR's to source their PC systems needs from us rather than from other non-exclusive distributors.

     Branded Manufacturers.

     We also compete for market share against regional, national and international manufacturers of branded PC systems, all of which are well-established and possess significantly greater financial, marketing, technical, personnel and other resources than we do. We cannot assure that we will have the ability to compete successfully against any of these competitors. The dominant companies in the branded PC system industry are Compaq, Dell, Gateway, IBM, Apple, and Hewlett-Packard.




                            Page -12-

     However, although the residual resistance of consumers to unbranded PC systems remains a challenge to us, we feel we are well positioned to face challenges from this segment of the PC systems market due to the growing acceptance of the white-box, as well as the higher sales and marketing expenses which such manufacturers of branded systems must internalize and pass on to their customers.

OUR FACILITIES

     Our executive and business offices and manufacturing facilities are located at 1625 Knecht Avenue, Baltimore, Maryland
21227. Our facilities consist of approximately 40,000 square feet of space. We believe our facilities are adequate for our reasonably foreseeable needs. See "Description of Property".

OUR EMPLOYEES

     We presently employ 40 full time and 8 part time personnel who work in management, administration, sales, assembly, and warehousing. We have also contracted with two consulting executives to advise in our business development, business strategies and securities and investment banking activities. We consider our employee relations to be good, and none of our employees are represented by a labor union. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel.

     Our success depends upon our senior management, particularly,
C. Timothy Jewel, our President and Chief Executive Officer and Bernard C. Cary, our Vice President and Chief Operating Officer. The loss of any one of their services could have a material affect on our Company. Although Mr. Jewell and Mr. Cary have entered into employment arrangements with us, neither the final terms of Mr. Jewell's nor Mr. Cary's employment agreement with us have been determined and placed in written form.

     Most of our technical personnel are not bound by employment agreements that prevents such personnel from terminating his or her relationship with us at any time for any reason. At times we have experienced difficulties in attracting new personnel. We cannot assure that we will successfully attract, integrate, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

Item 2.   Properties.

       Our executive and business offices and manufacturing facilities are located at 1625 Knecht Avenue, Baltimore, Maryland
21227. Our facilities consist of approximately 40,000 square feet of space. We believe our facilities are adequate for our reasonably foreseeable needs.



                            Page -13-

Item 3.   Legal Proceedings.

     In July of 1999, Bowne & Co., Inc., a financial and corporate printer, filed suit against us in New York, seeking approximately $18,000 for, among other things, outstanding printing invoices which we did not pay. As of yet, we have not filed any response to this law suit, and this suit is still pending.

       No other material legal proceedings are pending of which we are a party.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.


                            PART II

Item 5.   Market for Common Equity and Related Stockholders Matters.

     (a)  Market Information

     Our Class A common stock ("common stock") has been traded on the over-the-counter market since 1971. The following table sets forth the range of high and low bid quotations for each quarterly period in the fiscal year ended December 31, 1999, and 1998 as reported by over-the-counter market quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.


                      High                       Low
                Bid       Asked           Bid            Asked
1998
1st Quarter    $5.25       $6.25          $0.50          $1.00
2nd Quarter    $2.625      $2.75          $0.75          $1.25
3rd Quarter    $2.00       $2.125         $0.75          $1.125
4th Quarter    $1.25       $1.50          $0.40625       $0.53125

1999
1st Quarter    $0.625      $0.8125        $0.1875        $0.125
2nd Quarter    $0.34375    $0.375         $0.0625        $0.125
3rd Quarter    $0.30       $0.50          $0.03125       $0.09375
4th Quarter    $0.8125      $1.00         $0.125         $0.21875



     (b)  Holders

     As of March 1, 2000, approximately 2,500 holders of record held our common stock.




                            Page -14-

     (c)  Dividends

     No cash dividends were declared or paid on either class of our common stock for the last two fiscal years. No restrictions limit our ability to pay dividends on its common stock.

     Recent Sales of Unregistered Securities

     During the first half of fiscal year 1999, we sold 1,732,333 shares of our common stock at $0.30 per share, $519,700 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation
D of the Securities Act of 1933, as amended. The stock was sold to 22 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 1,732,333 shares were approximately $451,700 after offering expenses paid in our common stock of approximately $16,000 and commissions paid in cash of approximately $52,000. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

     On July 31, 1999, we caused our sole operating subsidiary, University Mortgage, Inc., to issue a significant amount of new stock to M. Scott Hess, one our directors, in consideration of his investment in University Mortgage, Inc. of approximately $14,000,000 in assets, notes and securities. This action effectively diluted our holding in University Mortgage, Inc. to less than 5%. Subsequently, in a stock for stock transaction, we exchanged our 3,000,000 shares of University Mortgage, Inc. for 3,000,000 of shares of VirtualLender.com, Inc., a publically traded company controlled by Mr. Hess. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. No commissions or underwriting discounts were paid by our Company in connection with the abovementioned transaction.

     On September 2, 1999, we entered into a transaction with Red River Trading Company, Inc. ("Red River"), the sole shareholder of Micromatix.com, Inc., a Delaware corporation, whereby we recapitalized our Company with Micromatix.com, Inc., in exchange for consideration payable to Red River equal to $1,375,000, payable by delivery of (i) one million shares of Class B common stock at a deemed price of $1.00 per share. Each share of Class B common stock is entitled to 51 votes; and (ii) 1.5 million shares of Class A common stock at market value of $.25 per share. At the time of this transaction, Red River was an unrelated third party and this transaction was negotiated at arms length. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. No commissions or underwriting discounts were paid by our Company in connection with the abovementioned transaction.

     Also, during the second half of fiscal year 1999, we sold 1,434,342 shares of our common stock at various prices ranging from $0.22 to $0.41 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $368,905 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to 57 individuals and/or entities, all of whom were "accredited"



                            Page -15-
investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 1,434,342 shares were approximately $320,905 after offering expenses paid in our common stock of approximately $11,000 and commissions paid in cash of approximately $37,000. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded forward looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include those shown at the end of this section under the caption "Certain Factors That May Affect Future Results."

     Since September 2, 1999, we have engaged in the business of manufacturing competitively priced custom-configured, build-to-order, unbranded or "white-box" desktop systems and servers for value added resellers ("VARs"). We are in our development stage. We presently do business under the fictitious name of Micromatix.net ("Micromatix"). Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means Micromatix, but not Home America Mortgage Company, our other subsidiary company which is presently inactive.

     Since September 2, 1999, our primary efforts have been focused on our capitalization; the establishment of our website, internal infrastructure, production lines and development of a marketing team.

Results of Operations

    We began sales operations on October 1, 1999 and for the first quarter ended December 31, 1999 we posted total sales of $1,465,294. The ability to realize this level of sales, while a start up company in a developmental phase, is due to a number of factors. Our management has a depth of experience within and related to the computer industry and a history of successful business ventures. The business plan prepared by these individuals is based upon their knowledge of the market and its conditions. To implement and achieve the aggressive but attainable goals outlined in their plan, management recruited salespersons at the top of their field; salespersons who have customer bases that reflect our goals in both our target markets and reseller qualifications. The hiring of these salespersons resulted in an immediate clientele with existing purchasing power and ability and allowed us to achieve the sales results reflected.

    By taking advantage of an extraordinary situation resulting from a competitor going out of business, we were able to establish our manufacturing and warehouse facility with minimal time, effort and capital outlay. From our September 2, 1999 date of inception, our management was able to concentrate on recruiting and hiring the



                            Page -16-
personnel necessary to implement our plan in the areas of accounting, technical support, warehouse and inventory management, purchasing and customer service. All these important areas have been fully staffed from the first day of operations to support the projected volume of sales anticipated in our business plan. As a reflection of our proactive outlook, our SG&A for the quarter ended December 31, 1999 is higher than would occur under normal business conditions given the level of sales generated. The SG&A of $502,065, as a percentage of sales for the period since inception of September 2, 1999 was 35%. This is a reflection of the quality of the personnel and our Company's positioning to allow us to handle the higher sales volume once it is realized.

Plan of Operation

    As reflected above, since inception, our primary efforts have been focused on our capitalization; the establishment of our website, internal infrastructure, production lines and development of a marketing team. Our emphasis during the year 2000 will be to increase sales by capturing a larger percentage of the growth in the white box market. Based upon the current SG&A rate, we believe that sales revenues of $1.5 million per month, at a gross margin of 12%, is our Company's break even level. Management anticipates that this amount is not only achievable, but conservative. Our growth is projected to be an increase in sales of equal to or greater than 50% each quarter, which would annualize to approximately $18 million in sales. Potentially, should all the contracts materialize that we are currently negotiating, annual sales could exceed $40 million for the calendar year 2000. In addition, future growth strategies may include strategic acquisitions should opportunities arise which would not jeopardize current operations. This anticipated growth, along with the growth already experienced, has and will strain our financial and operational resources. Additional funding is necessary to achieve the results projected. Multiple funding avenues are currently being explored to provide the resources needed to fund this growth while allowing our Company to maintain our debt at a manageable level for our cash flow.

Marketing

    We currently have a sales force consisting of six account executives, with varying degrees of experience, but all with a knowledge of computers essential to assisting customers in configuring their orders optimally. In addition, we have two account executives specializing in government sales and marketing, along with the management of our strategic corporate accounts (Fortune 500). Our website allows our customers and potential customers to view our specials and to apply for active account status. In the year 2000, we have plans to upgrade the site to allow our customers to custom configure their orders online, with real-time interaction with our inventory software to allow them to ascertain availability of product, and an order tracking function which will allow the customer to monitor their orders progress through production. We anticipate that this upgrade will cost approximately $125,000. Our sales department is currently faxing to all current customers and potential customers in our extensive database our specials on a weekly basis. We have tele-marketers calling and updating our database of prospective customers on a daily basis. We anticipate that the addition of a minimum of 5



                            Page -17-
sales persons will be required to attain the sales goals outlined.

Production

    Our production department is designed for flexibility and staffed with skilled assemblers and system integration technicians. Small to medium quantity orders can be easily produced on our existing custom configuration line. In addition, we have the capability, at very short notice, of activating an assembly line of skilled workers for large production builds. As these contracts increase in consistency and quantity, these workers will be brought in on a permanent basis. The facility has the capacity to add additional assembly lines as the need arises. We have completed the required independent audit for ISO 9002 certification and we expect to have our certification on or around April 15, 2000. The ISO 9002 certification is an internationally accredited standard which guarantees that our product is processed to the highest quality standards.

Inventory

    We manage the quantity and quality of our component inventory through our experienced purchasing personnel and warehousing policy and procedures. We strive to maximize our responsiveness to customer requirements while optimizing inventory turns. Inventory management is critical to the success of our business. Our strategy is to focus on products with high turnover ratios to reduce exposure to product obsolescence, changing consumer demands and declines in market prices, while still fulfilling the needs of our customers. Our software program facilitates the control of purchasing, inventory, and accounts payable. Each sales representative has available real-time data with respect to our inventory levels. We believe that we are able to take advantage of synergies and efficiencies arising out of the combination of system assembly and inventory warehousing in a single facility.

Certain Factors That May Affect Future Results

    The white box PC industry, as well as the distribution industry, is highly competitive. Competition is largely based on price, quality, range of service offered, shipping capabilities, customer service, and product availability. Many of our competitors are larger, more established and have greater name recognition and financial and marketing resources than our Company.
 As a result, we could potentially experience downward pricing pressure and increased competition which would drive down revenues by either forcing a cut in sales or in prices. There is always the risk of general market down turn which could impact revenues and growth.

    We are considered a start-up company and have no significant operating history. We have not generated significant revenue to date to support operations on an ongoing basis. There can be no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Our viability, profitability and growth depend upon our meeting our sales goals and our attaining sufficient financing to purchase inventory at competitive prices. There can be no assurance that we will be able to generate revenues or ever achieve profitable operations.




                            Page -18-

    We have no significant capital. We have required significant capital to develop our business and to date all of our setup costs have been funded via sales of common stock and related party loans. We will continue to require significant funds as we grow. We are currently generating limited revenue from our operations. We have no current arrangements in place with respect to sources of additional financing. If we have to arrange for financing to further the development of our business, there can be no assurances that such financing will be available on acceptable terms or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on us, including possibly requiring us to curtail or cease our operations.

  Demand and market acceptance for white box PC systems are subject to a high level of uncertainty. There can be no assurance that widespread acceptance of white box PC systems, or our products in particular, will occur. We will rely on VAR's who utilize white box PC systems to purchase our products. In order for us to be successful, these VAR's must perceive us as their partner, not their competitor. Further, issues concerning the reliability, cost and quality of white box PC systems may affect our market. We cannot assure that VAR's will view us as "partners" and utilize our products. If our products do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Year 2000 Issues

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning January 1, 2000. Many companies' software and computer systems have been upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. We have reviewed our internal programs and have determined that there are no significant Year 2000 issues within our systems or services. We have completed modifications to our internal systems to attempt to ensure Year 2000 compliance. The costs of these modifications was not material and involved a reallocation of internal resources rather than incremental expenditure. In addition, we utilize third party hardware, software and services that may not be Year 2000 compliant. Although we believe that our software and the hardware and software provided by third parties is Year 2000 compliant and no year 2000 complications have been noted as of the date of this report; we may be wrong. If complications do arise, we could face unexpected expenses to resolve any related issues and any unexpected interruptions could be harmful to our business.

Item 7.   Financial Statements

    Our Financial Statements of are attached as Appendix A
(following Exhibits) and included as part of this Form 10-KSB
Report. A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.



                            Page -19-

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not Applicable


                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.

  (a)  Identity of directors and executive officers.



Name                  Age       Position                   Director Since
----                  ---       --------                   --------------

Maxwell Apple         61        Director, Chairman of the
                                Board, Secretary              1991

C. Timothy Jewel      43        Director, Chief Exec.
                                Officer, President            1999

Bernard C. Cary       35        Chief Operating Officer        *

Frederic Richardson   40        Director, Treasurer,          1997
                                Executive V.P., Ass't
                                Secretary, Chmn. Emeritus

Edward A. Hutya       56        Director                      1997



    Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

    (b)  Business experience of directors and executive officers.

    Mr. Maxwell W. Apple has been one of our directors since 1991, and has also served as our Secretary since 1995. Mr Apple is a former judge and currently a member of the Indiana Bar. He has been involved in various business ventures which include owning Nunur Corporation, a company which owned commercial and residential properties, being a partner in French Lick Springs Golf and Tennis Resort, L.P., and being the sole shareholder of The Paoli Corporation, a company specializing in the manufacturing of wood products and operating lumber dry kilns. He received his Juris Doctor Degree from the Indiana University School of Law and also attended the National College of the State Judiciary and Indiana Judicial College during.

    Mr. C. Timothy Jewell has been our President and Chief Executive Officer since September 1999. From 1997 to 1999, Mr. Jewel served as general manager of Arbor Computer Company, a computer manufacturing company. Prior to that time, Mr. Jewell served as a consultant with CTJ Enterprises, Inc., a computer systems integration consulting firm. Mr. Jewell received a



                            Page -20-

Bachelor of Science degree in accounting from the University of Tennessee in 1976 and an MBA in Finance from Southeastern
University in 1980.

    Mr. Bernard C. Cary has been our Chief Operating Officer since September 1999. From October 1997 to June 1999 he served as a Vice President of Arbor Computer Company, a computer manufacturing company. From 1991 to October 1997, Mr. Cary served as the managing partner of Micromatix Distribution, a computer distribution company. Mr. Cary received a Bachelor of Science Degree in Engineering from the University of Maryland in 1984.

    Mr. Frederic S. Richardson has been our director since September 1998. He also served as our Chief Financial Officer during 1998 and part of 1999. Mr Richardson is experienced in insurance, mortgage and financial services transactions. He focuses on structuring transactions for private and public entities, raising capital, and identifying acquisition targets. Since 1994, Mr. Richardson has been the President of Maccabean Industries, Inc., a consulting firm specializing in raising capital for companies in the financial services industry and real estate market. Mr. Richardson received a degree in Economics from the University of Maryland in 1983 and a Masters in Business Administration from American University in 1996.

    From 1991 until its liquidation in February 1994, Mr. Richardson was a director and officer of Corporate Life Insurance Company ("CLIC"), a stock life insurance company from 1991 until its liquidation in February 1994. He was the controlling stockholder of the corporate parent and controlling stockholder of CLIC. In June 1995, Linda L. Kaiser, the Insurance Commissioner of Pennsylvania and CLIC's Statutory Liquidator, filed a complaint against Mr. Richardson (and others) alleging, among other things, that he engaged in fraudulent and negligent conduct in his operation of CLIC causing the company to lose millions of dollars and finally collapse. CLIC was liquidated and dissolved by the Insurance Commissioner. In October 1997, Mr. Richardson entered into a Settlement Agreement with the Insurance Commissioner pursuant to which he was released from the lawsuit and from any further liability. Pursuant to the terms of the Settlement Agreement, the policy limits of Mr. Richardson's insurance policy were paid to the Statutory Liquidator. In addition, he agreed not to accept any position of executive authority with any Pennsylvania domiciled insurance company without the consent of the Commissioner and agreed not to accept any position of executive authority with any other insurance company for a period of ten years.

    Mr. Edward A. Hutya has been one of our directors since 1997. He also served as our vice president until September 1999. He is currently the president of the Center of Independent Living and a consultant to Riverside Healthcare foundation, two not-for-profit organizations. Mr. Hutya has many years of experience in the operations and acquisitions of health care properties. During his tenure as president of several not-for-profit corporations, Mr. Hutya directed corporate development for the acquisition of housing and nursing facilities for the elderly and special populations. Mr. Hutya also selected and hired management companies which operated nursing homes. Prior to his involvement with not-for-profit organizations, Mr. Hutya specialized in financing, including equipment, vehicles, real estate and governmental leasing and financing. Mr. Hutya received a degree in Economics from the University of Connecticut in 1965, and participated in graduate



                            Page -21-
work in Urban Economics at American University.

Officer and Director Resignations

     In September 1999, Walter DeRonde and M. Scott Hess resigned as directors and officers of our Company. In September 1999, Mr.
Hutya resigned as our vice president.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     To the best of our knowledge, based solely on reports furnished to us, none of our officers, directors and/or beneficial owners of more than 10% of our common stock, filed any reports as required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.  Executive Compensation.

                                                                  Long Term Compensation
                                                                  ----------------------
                 Annual Compensation                          Awards               Payouts
                 -------------------                          ------               --------
 (a)            (b)       (c)         (d)         (e)          (f)           (g)         (h)        (i)
                                                 Other                                             All
Name &                                           Annual     Restricted    Securities               Other
Position        Year    Salary ($)   Bonus($)    Compen-    Stock         Underlying    LTIP       Compen-
                                                 sation     Award(s)      Options/      Payouts    sation
                                                  ($)         ($)         Sars(#)        ($)        ($)
_______________________________________________________________________________________________________________

Frederic S.     1999   -0-           -0-         -0-        $375,000(2)   -0-           -0-        $120,000 (3)
Richardson
Director,
former Chmn.
of the Board
(1)

Timothy         1999   -0-           -0-         -0-           -0-        -0-           -0-        $35,773 (4)
Jewel,
Director,
Chief Exec.
Officer,
President


Notes to table:

     (1) Mr. Richardson now serves as our director, treasurer, executive vice president, and assistant secretary.
     (2) In September 1999, Mr. Richardson was issued 1.5 million shares of our Class A common stock, valued at $375,000



                            Page -22-

          ($0.25 per share), in consideration for services he rendered to us. He subsequently transferred ownership in such shares to the Sarah Saul Simon Trust, the beneficiaries of which are Frederic Richardson's children and the trustees of which are Mr. Richardson's mother and sister-in-law.
     (3) On May 1, 1995, we entered into a compensation plan financial consulting agreement with Frederic Richardson for a monthly fee of $10,000 per month and reimbursement of all "out-of-pocket" expenses. The term of this agreement is 10 years and is renewable. The agreement was assigned to FSR Group, Inc. ("FSR") a company owned by the Sarah Saul Simon Trust, in October 1997. Commencing January 1, 1999, the agreement was reassigned by FSR to Mr. Richardson.
     (4) In September 1999, Mr Jewel, through Red River Trading Company, Inc. entered into employment arrangements with our Company whereby in exchange for Mr. Jewell serving as our director, chief executive officer and president, Red River Trading Company, Inc. would be compensated $10,000 per month. The exact terms of this employment arrangement with our Company has not been determined, and no written employment arrangement with our Company has yet been entered into.

     Employee Stock Option Plan

     Our board of directors has authorized our officers to offer certain employees, including non-management employees, certain employee benefits under an unqualified employee stock option plan. To date, we have do not have a written plan in place. The terms of the options we grant to our employees are contracted between each employee and our Company on a case by case basis. No options have vested to date.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a) The names, addresses, amount and nature of beneficial ownership and percent of such ownership of persons known to us to be beneficial owner of more than five percent (5%) of any class of our voting securities as of March 31, 2000 are as follows:


Class A Common Stock
                               Number of shares of
Name and Address of            Class A Common Stock       Percent
Beneficial Owner (1)           Beneficially Owned (2)     Of Class
----------------------         ---------------------      --------
Sarah Saul Simon Trust(3)      1,523,667 (D)              10.8%

C. Timothy Jewell (4)          1,500,000 (I)              10.6%

VirtualLender.com, Inc.        3,000,000 (D)              21.2%
__________________________________



(1)  In care of our Company's address at 1625 Knecht Avenue,
     Baltimore, Maryland 21227.



                            Page -23-

(2) To our best knowledge, as of March 31, such holders had the sole voting and investment power with respect to the voting securities of the Company beneficially owned by them, unless otherwise indicated herein.
(3) Includes 1,500,000 shares of Class A Common Stock owned by the Sarah Saul Simon Trust, the beneficiaries of which are Mr. Richardson's children, and the trustees of which are Mr. Richardson's mother and sister-in-law; and 23,667 shares of Class A Common Stock owned by Continent Finance Corporation which is owned by the Sarah Saul Simon Trust. Mr. Richardson disclaims beneficial ownership of these shares.
(4) All of these shares are held indirectly by Mr. Jewell through Red River Trading Company. Mr. Jewell is the president of Red River Trading Company, Inc., and his wife, Mrs. Shannon C. Jewell, is its sole owner.


Class B Common Stock (1)
                               Number of shares of
Name and Address of            Class A Common Stock       Percent
Beneficial Owner (1)           Beneficially Owned (2)     Of Class
----------------------         ---------------------      --------

Sarah Saul Simon Trust (4)     1,000,000 (D)              50%

C. Timothy Jewell (5)            500,000 (I)              25%

Bernard C. Cary                  500,000 (D)              25%
___________________________________

(1)  Each share of Class B common stock is entitled to 51 votes.
(2)  In care of our Company's address at 1625 Knecht Avenue,
     Baltimore, Maryland 21227.
(3) To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities of the Company beneficially owned by them, unless otherwise indicated herein.
(4)  The beneficiaries of the Sarah Saul Simon Trust are Frederic
     Richardson's children. The current trustees are Mr.
     Richardson's mother and sister-in-law.
(5) All of these shares are held indirectly by Mr. Jewell through Red River Trading Company. Mr. Jewell is the president of Red
     River Trading Company, Inc., and his wife, Mrs. Shannon C.
     Jewell, is its sole owner.

     (b) The names, addresses, amount and nature of beneficial ownership and percent of such ownership of our officers and directors who are the beneficial owner of our voting securities as of March 31, 2000, are as follows:

Class A Common Stock

                               Number of shares of
Name and Address of            Class A Common Stock       Percent
Beneficial Owner (1)           Beneficially Owned (2)     Of Class
----------------------         ---------------------      --------

Frederic S. Richardson(3)(4)       48,000    (D)            *



                            Page -24-

Class A Common Stock

                               Number of shares of
Name and Address of            Class A Common Stock       Percent
Beneficial Owner (1)           Beneficially Owned (2)     Of Class
----------------------         ---------------------      --------
[S]                            [C]                        [C]

C. Timothy Jewell (5)          1,500,000 (I)               10.6%

Bernard C. Cary                   -0-                       -0-

Maxwell W. Apple (6)             380,000 (D)                2.7%

Edward A. Hutya (7)              180,000 (D)                1.3%

All officers and directors
as a group (5 persons)(8)      2,108,000                   14.9%
___________________________________
*    Less than 1%.

(1) In care of our Company's address at 1625 Knecht Avenue, Baltimore, Maryland 21227.
(2) To our best knowledge, as of December 31, 1999, such holders had the sole voting and investment power with respect to the voting securities of the Company beneficially owned by them, unless otherwise indicated herein.
(3) Does not include 1,500,000 shares of Class A Common Stock owned by the Sarah Saul Simon Trust, the beneficiaries of which are Mr. Richardson's children, and the trustees of which are Mr. Richardson's mother and sister-in-law. Mr. Richardson disclaims beneficial ownership of these shares.
(4) Does not include 23,667 shares of Class A Common Stock owned by Continent Finance Corporation which is owned by the Sarah Saul Simon Trust, the beneficiaries of which are Mr. Richardson's children, and the trustees of which are Mr. Richardson's mother and sister-in-law. Mr. Richardson disclaims beneficial ownership of these shares.
(5) All of these shares are held indirectly by Mr. Jewell through Red River Trading Company. Mr. Jewell is the president of Red River Trading Company, Inc., and his wife, Mrs. Shannon C. Jewell is its sole owner.
(6) Includes (i) 260,000 shares of which are owned directly by Mr. Apple, and (ii) the right to acquire 120,000 shares within 60 days.
(7) Includes 60,000 shares of which are owned directly by Mr. Hutya, and (ii) the right to acquire 120,000 shares within 60 days.
(8) Includes (i) 1,868,000 shares owned directly or indirectly by such officers and directors, and (ii) the right of certain of such persons to acquire 240,000 shares within 60 days.

Class B Common Stock (1)


                               Number of shares of
Name and Address of            Class A Common Stock       Percent
Beneficial Owner (1)           Beneficially Owned (2)     Of Class
----------------------         ---------------------      --------

C. Timothy Jewell (5)            500,000 (I)               25%

Bernard C. Cary                  500,000 (D)               25%
_____________________________




                            Page -25-

(1)  Each share of Class B common stock is entitled to 51 votes.
(2) In care of our Company's address at 1625 Knecht Avenue, Baltimore, Maryland 21227.
(3) To our best knowledge, as of March 31, 2000, such holders had the sole voting and investment power with respect to the voting securities of the Company beneficially owned by them, unless otherwise indicated herein.
(4) All of these shares are held indirectly by Mr. Jewell through Red River Trading Company. Mr. Jewell is the president of Red River Trading Company, Inc., and his wife, Mrs. Shannon C. Jewell, is its sole owner.

Item 12.  Certain Relationships and Related Transactions.

     On July 31, 1999, we caused our sole operating subsidiary, University Mortgage, Inc., to issue a significant amount of new stock to M. Scott Hess, one our directors, in consideration of his investment in University Mortgage, Inc. of approximately $14,000,000 in assets, notes and securities. This action effectively diluted our holding in University Mortgage, Inc. to less than 5%. Subsequently, in a stock for stock transaction, we exchanged our 3,000,000 shares of University Mortgage, Inc. for 3,000,000 of shares of VirtualLender.com, Inc., a publically traded company controlled by Mr. Hess. As a result, we effectively turned our Company into a publicly traded "shell" company.

     On September 2, 1999, we entered into a transaction with Red River Trading Company, Inc. ("Red River") whereby we acquired 100% of the issued and outstanding shares of Micromatix.com, Inc., a Delaware corporation ("Micromatix"), in exchange for $1,375,000, payable by delivery of (i) one million shares of Class B common stock at a deemed price of $1.00 per share. Each share of Class B common stock is entitled to 51 votes; and (ii) 1.5 million shares of Class A common stock at market value of $.25 per share. At the time of this transaction, Red River was an unrelated third party and this transaction was negotiated at arms length. The president of Red River is C. Timothy Jewell.

     Pursuant to this transaction, we have a put option to return the Micromatix shares back to Red River if Micromatix fails to implement its business plan and achieve certain performance benchmarks. This put option expires September 2, 2000. If we exercise our put option, Red River must return to us all of their shares of Class A and Class B common stock. Additionally, Red River is required to repay any funds that we, or any third party, invested into Micromatix . This obligation is to be evidenced by a promissory note payable in 24 equal monthly installments, guaranteed by Red River and secured by all of the capital stock and assets of Micrormatix.

     Additionally, Red River has a put option to reacquire Micromatix and return all of its Class A and Class B common stock to us if we do not invest, directly or indirectly, $350,000 in Micromatix on or before November 30, 1999 (excluding $150,000 which was invested at closing), If Red River exercises its put option, Red River must repay all funds we invested in Micromatix, in the same manner as described above. This put option expires September 2, 2000.



                            Page -26-

     Our agreement with Red River also provides that we shall hold our annual meeting of stockholders and a meeting of our board of directors no later than 60 days after closing to consider and act upon the following matters:

     (1) a 2 for 1 reverse stock split of the Class B common stock;
     (2) payment of a dividend consisting of the issued and outstanding common shares of University Mortgage, Inc., the registrant's wholly-owned subsidiary;
     (3)  the issuance to our chairman, Frederic S. Richardson, of
          1.5 million shares of Class A common stock, or options to purchase such shares, in consideration of services rendered;
     (4) an employee stock ownership or option plan to attract and retain key employees;
     (5) an agreement with Swartz Institutional Finance for the purchase and sale of shares of Class A common stock for $5 million;
     (6) amendment of the certificate of incorporation to change the registrant's name to Micromatix or a derivative thereof; and
     (7)  changing the domicile of the registrant to Delaware.

     Item 3, as described above was successfully implemented.
Other than with respect to item 5., we intend to implement the remaining items during 2000.

     Additionally, at the closing, we made the following changes in our management structure:

     (1)  Michael Scott Hess resigned as our Director and
          President.
     (2) C. Timothy Jewell, Red River's President, was appointed as our new President; and
     (3) Bernard Cary was appointed as our Vice President and Chief Operating Officer.

     On September 7, 1999, we purchased fixed assets in the amount of $150,000 from Red River Trading for which we made an unsecured note payable to Red River in the amount of $150,000, bearing interest at 8% per annum. The note calls for six annual principle payments of $25,000 plus accrued interest.

     On November 23, 1999, we borrowed $571,609.40 from the Sarah Saul Simon Trust for which we made an unsecured note payable to the Sarah Saul Simon Trust in the amount of $571,609.40, bearing interest at 8% per annum until the note payable is paid in full. The note payable calls for a lump sum principle payment of $571,609.40 plus accrued interest, all of which is due on November 23, 2000.

     During the fourth quarter of 1999, Frederic Richardson advanced us $261,322 on his personal credit card so that we could purchase inventory. We are making payments on Mr. Richardson's credit card for this purchase. The credit card interest rate is 14% per annum.

     On May 1, 1995, the Company entered into a compensation plan consulting agreement with Frederic Richardson for a monthly fee of



                            Page -27-

$10,000 per month and reimbursement of all "out-of-pocket" expenses. The term of this agreement is 10 years and is renewable. The agreement was assigned to FSR Group, Inc. ("FSR"), a company owned by the Sarah Saul Simon Trust, in October 1997. Commencing
January 1, 1999, the agreement was reassigned by FSR to Mr.
Richardson.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

 (3)(i)    (a)  Articles of Incorporation (incorporated by
                reference to our Report on Form 10-K for the year ended December 31, 1981).
           (b) Articles of Amendment (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1981).
           (c) Articles of Amendment (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1998).
           (d) Articles of Amendment (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1998).

 (3)(ii) Bylaws (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1987).

           (4)  Instruments defining the rights of holders
                (incorporated by reference to Exhibit (3) herein).

 (10)
           (1)  Our Acquisition Agreement with Red River Trading
                Company, Inc. and Micromatix.com, Inc. and Addendum thereto.

           (2)  Our compensation plan agreement with Frederic
                Richardson.

           (3)  Our Lease Agreement.

           (4)  Our Note Payable to Sarah Saul Simon Trust.

           (5)  Our Note Payable to Red River Trading.


 (11)      Earnings per share (See Appendix A)

 (21)      Our Subsidiaries

 (27)      Financial Data Schedule



                            Page -28-

       (b)  Reports on Form 8-K.

       During the last quarter of the year ended December 31, 1999, the following reports on Form 8-K were filed by registrant.

Type                Date Filed          Reporting Purpose
----                ----------          -----------------

Item 1,2            December 3, 1999    To report our change in control
                                        and acquisition of Micromatix.

Item 1,2            September 17, 1999  To report our change in control
                                        and acquisition of Micromatix.

      (c)  Financial Data Schedule.



                           Appendix A
                     Financial Statements.

       The following Audited Financial Statements of Registrant are filed as part of this Form 10-KSB Report:

     1.      Balance Sheet as of December 31, 1999.

     2.      Statement of Operations for the period September 2,
1999 (Date of Inception) through December 31, 1999.

     3. Statement of Changes in Stockholder's Equity for the period September 2, 1999 (Date of Inception) through December 31,
1999.

     4.      Statement of Cash Flows for the period September 2,
1999 (Date of Inception) through December 31, 1999.

     5.      Notes to Financial Statements


     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

INTERNATIONAL MERCANTILE CORPORATION

By:/s/C. Timothy Jewell
     C. Timothy Jewell,
     Chief Exec. Officer
     President, Director

Date: April 14, 2000



                            Page -29-

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/C. Timothy Jewell
     C. Timothy Jewell,
     Chief Exec. Officer
     President, Director

By:/s/ Frederic S. Richardson
      Frederic S. Richardson,
      Director

By:/s/ Max W. Apple
       Max W. Apple,
       Director

Date: April 14, 2000

                    INTERNATIONAL MERCANTILE CORPORATION
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                    Balance Sheet as of December 31, 1999
         Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the Period September 2, 1999 (Date of
                    Inception) Through December 31, 1999

                        INTERNATIONAL MERCANTILE CORPORATION
                           (A COMPANY IN THE DEVELOPMENT STAGE)
                                    TABLE OF CONTENTS
                                    DECEMBER 31, 1999




                                                                    Page

    Auditors' Report                                                  1

    Balance Sheet                                                     2

    Statement of Operations                                           3

    Statement of Changes in Stockholders' Equity                      4

    Statement of Cash Flows                                           5

    Notes to the Financial Statements                                6-14

To the Board of Directors and Stockholders
International Mercantile Corporation
Baltimore, Maryland

We have audited the accompanying balance sheet of International Mercantile Corporation (a Company in the
Development Stage) as of December 31, 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the period beginning September 2, 1999 (Date of Inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Mercantile Corporation (a Company in the Development Stage) as of December 31, 1999 and the results of its operations and its cash flows for the period beginning September 2, 1999 (Date of Inception) through
December 31, 1999 in conformity with generally accepted accounting principles.







Caruso & Caruso C.P.A.s', P.A.


Boca Raton, Florida
April 12, 2000

                        INTERNATIONAL MERCANTILE CORPORATION
                        (A COMPANY IN THE DEVELOPMENT STAGE)
                                   BALANCE SHEET
                              AS OF DECEMBER 31, 1999

	      ASSETS
Current Assets
--------------
   Cash and Cash Equivalents                                     $   37,699
   Marketable Securities                                            715,075
   Accounts Receivable Net of Allowance for
     Doubtful Accounts of $17,336                                   849,471
   Inventory                                                        475,626
   Prepaids and Other Assets                                         14,298
                                                                 ----------
      Total Current Assets                                        2,092,169

Investments
-----------
   Investment in Virtual Lender.com, Inc. Stock                   2,725,642

Fixed Assets
------------
   Fixed Assets, net of Accumulated Depreciation                    200,008

Other Assets
------------
   Organization Costs, Net of Amortization                          196,832
   Deposits                                                          18,330
                                                                 ----------
      Total Other Assets                                            215,162
                                                                 ----------
             Total Assets                                        $5,232,981
                                                                 ==========
     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses                             745,218
  Accrued Interest Payable                                            9,052
  Due to Related Party                                              261,322
  Warranty Reserve - Current Portion                                  2,442
  Note Payable - Related Parties, Current Portion                   596,609
  Loans Payable                                                     750,124
  Capitalized Lease Payable - Current Portion                        10,221
                                                                 ----------
    Total Current Liabilities                                     2,374,988

Long Term Liabilities
---------------------
  Committments and Contingencies
  Warranty Reserve Net of Current Portion                             4,884
  Capitalized Lease Payable Net  of Current Portion                  23,787
  Note Payable - Related Party Net  of Current Portion              100,000
                                                                 ----------
     Total Long Term Liabilities                                    128,671
                                                                 ----------
        Total Liabilities                                         2,503,659

Stockholders' Equity
--------------------
  Common stock-Class A - $.01 Par, 31,000,000 shares
    authorized,  5,102,441 shares outstanding                        51,024
  Common stock-Class B - $.01 Par, 2,000,000 shares
    authorized,  1,000,000 shares outstanding                        10,000
  Preferred stock - Series 1 - $.10 Par, 10,000,000
    shares authorized,  -0- shares outstanding
  Preferred stock - Series 2 - $.10 Par, 2,000,000
    shares authorized,  -0- shares outstanding
  Preferred stock - Series 3 - $.10 Par, 5,000,000
    shares authorized,  -0- shares outstanding
  Additional paid in capital                                      2,967,742
  Deficit Accumulated During the Development Stage                 (299,444)
                                                                 ----------
     Total Stockholders' Equity                                   2,729,322
                                                                 ----------
                 Total Liabilities & Stockholders' Equity        $5,232,981
                                                                 ==========


                     See Notes to Financial Statements

                     INTERNATIONAL MERCANTILE CORPORATION
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
             FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
                           THROUGH DECEMBER 31, 1999


Revenues
  Sales                                                  $ 1,465,294
  Cost of Merchandise Sold                                 1,262,396
                                                         -----------
    Gross Profit                                             202,898
                                                         -----------
Operating Expenses
  Amortization                                                12,390
  Bad Debts                                                   17,336
  Bank Charges & Credit Card Fees                              4,718
  Depreciation                                                10,480
  Interest Expense                                            11,436
  Marketing & Advertising Expense                             55,074
  Office Supplies & Expense                                   32,021
  Professional Fees                                           18,476
  Rent                                                        42,823
  Repairs & Maintenance                                        5,168
  Sales Expense                                               61,848
  Salaries & Related Costs & Benefits                        188,706
  Subcontract Labor & Temporary Help                           9,725
  Telephone                                                   16,559
  Travel & Promotion                                           3,267
  Utilities                                                    4,989
  Warranty Reserve                                             7,326
                                                         -----------
    Total Operating Expenses                                 502,342

  Net (Loss)                                               ($299,444)
                                                         ===========
  Earnings (Loss) per share of Common
    Stock - Basic (Note 1)                                 ($0.0513)
                                                         ==========

  Weighted Average Shares - Basic                         5,835,166
                                                         ==========
  Earnings (Loss) per share of Common
    Stock - Diluted (Note1)                                ($0.0308)
                                                         ==========

  Weighted Average Shares - Diluted                       9,726,833
                                                         ==========





                       See Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
                            THROUGH DECEMBER 31, 1999



                                                                                                            DEFICIT
                                                                                                            ACCUMULATED
                                                                  COMMON STOCK             ADDITIONAL       DURING THE
                                                                                           PAID IN          DEVELOPMENT
                                                            SHARES              AMOUNT     CAPITAL          STAGE
                                                            -------------------------------------------------------------

Balance,  September 2, 1999 (Date of Inception)                   1,000         $    10    $      490            $     0

Reverse acquisition, September 6, 1999
  Exchange of Micromatix.com, Inc., a Delaware corp
    Common Stock                                                 (1,000)            (10)         (490)                 0

Authorization of Common Stock of International Mercantile
Corporation a Missouri corp to owners of
Micromatix.com, Inc., a Delaware corporation
    Class B Common Stock, issued and outstanding                     0                0             0                  0

Outstanding Common Stock of International Mercantile
Corporation, a Missouri corp.,
    Class A  Common Stock                                    5,102,441           51,024     2,967,742                  0
    Class B  Common Stock                                    1,000,000           10,000             0                  0


Net (Loss)                                                           0                0             0           (299,444)
                                                             -------------------------------------------------------------
Balance,  December 31, 1999                                  6,102,441         $ 61,024    $2,967,742           ($299,444)
                                                             =============================================================







                         See Notes to Financial Statements

                        INTERNATIONAL MERCANTILE CORPORATION
                        (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENT OF CASH FLOWS
               FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
                             THROUGH DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Loss                                                           ($299,444)
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Bad Debts                                                         17,336
    Depreciation & Amortization                                       22,870
    (Increase)Decrease In
       Marketable Securities                                        (715,075)
       Accounts Receivable                                          (866,807)
       Investment in Virtual Lender.com, Inc. Stock               (2,725,642)
       Inventory                                                    (475,626)
       Prepaids & Other Assets                                       (14,298)
       Deposits                                                      (18,330)
       Organization Costs                                           (209,222)
     Increase(Decrease)
       Accounts Payable &  Accrued Expenses                          745,218
       Due to Related Party                                          261,322
       Accrued Interest                                                9,052
       Warranty Reserve                                                7,326
                                                                 -----------
  NET CASH USED IN OPERATING ACTIVITIES                           (4,261,320)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisition of Fixed Assets                                       (210,488)
                                                                ------------

  NET CASH USED IN INVESTING ACTIVITIES                             (210,488)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from Capitalized Leases                                    34,008
  Proceeds from Loans                                                775,124
  Payments on Loans                                                  (25,000)
  Capital Contributions                                            2,967,742
  Issuance of Capital Stock                                           61,024
  Proceeds from Note Payable - related parties                       696,609
                                                                ------------

  NET CASH PROVIDED BY IN FINANCING ACTIVITIES                     4,509,507
                                                                ------------


NET INCREASE IN CASH                                                  37,699
                                                                ------------
CASH - BEGINNING September 2, 1999
  (Date of Inception)                                                      0
                                                                ------------

CASH - ENDING December 31, 1999                                 $     37,699
                                                                ------------


                  See Notes to Financial Statements

                 INTERNATIONAL MERCANTILE CORPORATION
                 (A Company in the Development Stage)
                     NOTES TO FINANCIAL STATEMENTS


1.  Organization and Summary of Significant Accounting Policies

ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile
Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the predecessor company received 2,500 shares of the Company's stock for each share of the predecessor company;
a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the predecessor company. The merger is being accounted for as a capital transaction with no recognition of goodwill or other intangible assets. The
Company, however, has not completed the requisite articles of merger and related documents which are required to be filed with the applicable state authorities. Subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction is, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company.

DEVELOPMENT STAGE

The Company's principal operations, comprised of sales of build-to-order unbranded or "white box" PC systems and PC related hardware are in a start up phase as of December 31, 1999. Although some sales, manufacturing and distribution of personal computers and related PC hardware have commenced, as of the date of these financial statements, there has been no significant revenue generated therefrom.
Substantially all the efforts of the Company have been focused on capitalization of the Company, the establishment of its' website, internal infrastructure, production lines and development of a marketing team. Accordingly, the Company is in the Development Stage.

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

INVENTORY

Inventory consists of component parts as there was no work in process at year-end and all finished products were shipped prior to December 31, 1999. The Company maintains a perpetual inventory system and determines quantities by the average cost method. Inventory is valued at the lower of actual cost or market, net of inventory allowance.

ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") 93-7 "Reporting on
Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Costs for routine repairs and maintenance are expensed as incurred and gains and losses on the disposal of assets are recognized in the period such disposals occur.

SOFTWARE DEVELOPMENT COSTS

Internal and external costs incurred to develop internal-use software are capitalized during the application development stage and are being amortized over three years.

INTANGIBLE ASSETS

Costs incurred to organize the Company are capitalized and reported on the balance sheet as other assets. The costs are being amortized over a period of 5 years using the straight-line method.

             INTERNATIONAL MERCANTILE CORPORATION
             (A Company in the Development Stage)
                NOTES TO FINANCIAL STATEMENTS

MARKETABLE SECURITIES

The Company's marketable securities are comprised of equity and debt securities and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in net earnings. There were no unrealized holding gains or losses at December 31, 1999.

WARRANTY RESERVE

The Company maintains a depot warranty on components sold and manufactured systems for three years; the equivalent period of time that substantially all components from supplier manufacturers are warranted. As the Company is in the Development Stage and has not established a history of warranty service, a warranty reserve of 1/2 of 1% of sales has been recorded at December 31, 1999.

INCOME TAXES

The Company files its tax return with the Internal Revenue
Service as a  C Corporation.  Applying statutory tax rates
to future year's differences between the tax bases and
financial reporting amounts of assets and liabilities
recognizes deferred income taxes.    Due to the fact that
the Company is in the development stage, no deferred tax asset/valuation allowance has been recognized for the losses incurred to date, as it is not determinable that the Company will realize any tax benefit from such losses.
Loss carryforwards, if any, expire fifteen years following the tax year-end in which they occur.

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

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits. Additionally, the Company assumes that computer chip and memory availability will remain constant. This assumption subjects the Company to concentrations of risk should the availability of these items become uncertain in the future.

             INTERNATIONAL MERCANTILE CORPORATION
             (A Company in the Development Stage)
                NOTES TO FINANCIAL STATEMENTS


EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of
Financial Accounting Standards No. 128 (SFAS 128), Earnings
Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic
EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In computing EPS as a result of the reverse acquisition, the number of shares outstanding for the period from September 2, 1999 until the date of the reverse acquisition, September 6, 1999, is the number of shares issued by the Company to the shareholders of the predecessor company. For the period September 6, 1999 to December 31, 1999 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the full period being reported upon has been computed by averaging these two amounts. Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS were computed as a result of the Company's complex capital structure; including 6,000,000 shares of Class A Common stock and 1,000,000 shares of Class B Common stock which were authorized and unissued as of December 31, 1999. These shares were subsequently issued by April 12, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No.
133, Accounting for Derivative Instruments and Hedging
Activities effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate the impact of this pronouncement will be material. Further, the Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's financial position, results of operations or cash flows.

2.	Allowance for Doubtful Accounts

In accordance with Generally Accepted Accounting Principles the Company records anticipated uncollectible amounts by creating an allowance account. Bad Debt Expense is recognized using the Percentage of Sales method. For the year ended December 31, 1999 the Company recognized a Bad
Debt Expense of $17,336 or approximately 1% of the gross sales. In 1999 no actual receivables were directly written off. As a result, the allowance account included on the balance sheet as net of accounts receivables is equal to the recognized Bad Debt Expense of $17,336.

             INTERNATIONAL MERCANTILE CORPORATION
             (A Company in the Development Stage)
                NOTES TO FINANCIAL STATEMENTS


3.  Related Party Transactions

The Company's financing during its development stage has been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders. At December 31, 1999 the Company had liabilities to a major shareholder of $125,000 in the form of an unsecured note payable bearing interest at 8% per annum. The note calls for six annual principal installments of $25,000 plus accrued interest. In
December, 1999 the Company paid the first annual principal installment of $25,000. The note was issued for the purchase of machinery, office equipment and furniture from the shareholder. Accrued interest through December 31, 1999 was $3,775.

     A B securities, a shareholder of IMTL, acquired authorized, but unissued, shares of University Mortgage, Inc. (UMI) diluting the voting and equity interest of IMTL in UMI to less than 5%. The shares of UMI remaining after the dilution were then exchanged in a stock for stock transaction for registered shares of Virtual Lender.com, Inc. (VLDC), a publicly traded company. The investment is recorded at cost. On December 31, 1999 IMTL acquired
3,000,000 authorized but unissued shares of VLDC's restricted common stock in exchange for 3,000,000 shares of IMTL restricted Class A common stock. The investment is recorded at the fair market value of Virtual Lender.com, Inc. stock as of the date of the exchange.

     At December 31, 1999 the Company had outstanding a note payable to a major stockholder due in one lump sum payment of principal and interest on or before November 23, 2000. The note bears interest at a rate of 8% per annum, and is unsecured.

     In addition, shareholders' contribution amounts totaling $3,028,766 as of December 31, 1999 are recorded as par value class A and class B common stock and as additional paid in capital.

     The Company owed $261,322 to an officer/director for monies advanced as of December 31, 1999. The advance includes interest at 14% per annum and is due on demand.

4.  Commitments

The Company leases its corporate offices and manufacturing facilities in Baltimore, Maryland under a six-year lease agreement, which began on October 1, 1999. The lease encompasses commercial facilities of approximately 40,000 square feet. Rent for the first year is $14,274 per month plus applicable sales tax, utilities, maintenance and property tax reimbursement and will increase approximately
5% in each of the succeeding five years. An additional security deposit of $14,274 was paid to the landlord on February 21, 2000. The Company leases sales offices in New
York, NY under a one year lease agreement, beginning March
1, 2000. The lease encompasses office facilities of 1,000 square feet. Rent is $1,774 per month.

             INTERNATIONAL MERCANTILE CORPORATION
             (A Company in the Development Stage)
                NOTES TO FINANCIAL STATEMENTS



Commitments  cont'd

Future minimum requirements are:

                          Baltimore       New York     Total

        FYE 12/31/00      $  174,205      $ 17,744   $  191,949
        FYE 12/31/01         182,371         3,549      185,920
        FYE 12/31/02         187,040         -0-        187,040
        FYE 12/31/03         189,957         -0-        189,957
        FYE 12/31/04         195,790         -0-        195,790
        Thereafter           130,257         -0-        130,257
                          ----------      --------   ----------
                          $1,059,890      $ 21,293   $1,081,183
                          ==========      ========   ==========


5.	Capital Lease Obligations

The Company leases its operational and accounting software under a capital lease, which expires in December, 2002.
The lease requires monthly payments of principal and interest of $1,235 plus applicable sales tax. Interest is imputed at 13.25% per annum. The lease agreement concludes with a $1 buy option at the end of the lease term.
Approximate future lease payments under the capital lease is as follows:

            FYE 12/31/00             $ 14,821
            FYE 12/31/01               14,821
            FYE 12/31/02               13,586
                                     --------
                                       43,228
Less Amount representing interest       9,220
                                     --------
                                       34,008
Less current maturities                10,221

Long-term debt, less current         --------
  maturities                         $ 23,787
                                     ========

6.  Officers' Compensation

Prior to the reverse acquisition, the Company's day to day activities were managed by certain officer/shareholders, who contributed their time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements. One of these officer/shareholders is compensated as a consultant through a wholly owned corporation of the officer/shareholder.
This individual, and thirty nine other employees are currently employed by the Company at their administrative and operating facilities in Baltimore, Maryland, and sales office in New York, New York.

             INTERNATIONAL MERCANTILE CORPORATION
             (A Company in the Development Stage)
                NOTES TO FINANCIAL STATEMENTS


7.  Fixed Assets

Fixed assets for the Company consisted of the following at December 31, 1999:


                                                  Accumulated
                                 Fixed Asset      Depreciation      Balance
                                 -----------      ------------      -------
Website Development              $   3,017        $     176         $   2,841
Furniture & Fixtures                32,000            1,333            30,667
Manufacturing/Warehouse Equip       33,000             1,375           31,625
Computer Hardware                   61,163             3,231           57,932
Transportation Equip                 7,000               408            6,592
Office Equipment                    30,959             1,806           29,153
Software Systems                    39,349             2,151           37,198
Leasehold Improvements               4,000              -               4,000
                                 ---------        ----------        ---------
                                 $ 210,488        $   10,480        $ 200,008
                                 =========        ==========        =========


8.  Employee Stock Option Plan

The Company's Board of Directors has authorized officers of
the Company to offer certain employees benefits under an
unqualified Employee Stock Option Plan which, as of the
date of these financial statements, has not been
consummated.   The terms of such options are contracted
between each eligible employee and the Company on a case by case basis. As of the date of these financial statements, 7 such plans are either active, pending the start of employment or under negotiation; none are vested.

9.  Notes Payable

Notes Payable consist of the following at December 31, 1999:

        Note Payable - related party dated
          September 6, 1999                       $  125,000
        Note Payable - related party dated
          November 23, 1999                          571,609
                                                  ----------
                                                     696,609
                Less Current Portion                 596,609
                                                  ----------
                Long Term Portion                 $  100,000
                                                  ==========


Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount. Interest expense on the above note and the related third party note described in foot note 3 amounted to $5,277 and $3,775 respectively.

             INTERNATIONAL MERCANTILE CORPORATION
             (A Company in the Development Stage)
                NOTES TO FINANCIAL STATEMENTS


10.  Contingencies

The Company's management has confirmed that as of the date of the financial statements the Company is not involved in any lawsuits nor is there any pending litigation.

An unwind provision exists as part of the merger agreement, whereby the merger agreement could be rendered void.
Management, however, believes that the provision will not be exercised as all other provisions of the merger agreement have been fulfilled.


11.  YEAR 2000

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning January 1, 2000 from dates prior to the year
2000. Many companies' software and computer systems have been upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its' internal programs and has determined that there are no significant
Year 2000 issues within the Company's systems or services.
The Company has completed modifications to its internal systems to attempt to ensure Year 2000 compliance. The costs of these modifications was not material and involved a reallocation of internal resources rather than incremental expenditures. In addition, the Company utilizes third party hardware, software and services that may not be Year 2000 compliant. Although the Company believes that its' software and the hardware and software provided by third parties is Year 2000 compliant and no year 2000 complications have been noted as of the date of these financial statements; the Company may be wrong. If complications do arise, the Company could face unexpected expenses to resolve any related issues and any unexpected interruptions could be harmful to its business.

             INTERNATIONAL MERCANTILE CORPORATION
             (A Company in the Development Stage)
                NOTES TO FINANCIAL STATEMENTS


12.  Segment Information

The Company operates primarily in two industry segments:
(1) whitebox system sales and (2) computer component sales.
The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1. The table below presents information about reported segments at December 31, 1999:


                            System        Component
                            Sales           Sales       Other         Total
                           --------       ---------   ----------    ----------
Sales                      $547,955        $917,339   $    -        $1,465,294
Gross Profit                 74,464         128,434        -           202,898
Operating Income (Loss)      18,160          47,272     (364,876)     (299,444)
Assets                      510,410         844,207    3,878,364     5,232,981
Capital Expenditures         14,956          25,044      170,788       210,488
Depreciation Expense            667           1,116        8,697        10,480



13.  Subsequent Events

Subsequent to December 31, 1999 and through the date of the Auditors' Report, the Company sold to unrelated private investors 524,175 shares of Class A Common stock for a total of $283,649.

On September 7, 1999 the Company entered into a one year consulting agreement with two individuals and a third party company for securities consulting and corporate investment banking services. On January 28, 2000 the Company terminated the agreement and issued 250,000 shares of restricted Class A Common Stock as settlement for all past services rendered and a release of any future obligations.

In February 2000, the Company entered into an agreement to manufacture approximately 2,000 white-box computer units per month beginning March, 2000 with a national satellite distributed program network marketing group. The agreement is open-ended and has no minimum purchase requirements. To fund the acquisition of inventory to fulfill the purchase orders under the agreement, the Company entered into a factoring arrangement in March 2000 with an unrelated third party. The financing calls for the payment of 3 points per month on open invoices, and an initial payment of 650,000 restricted shares of the Company's Class A common stock.
The financing is secured by the underlying receivables, acquired inventory related to the contract, and 1,500,000 shares of the Company's Class A common stock.

On March 31, 2000 the Company completed its ISO9002 certification audit which, upon receipt of it's certificate, will allow the Company to perform under future federal and state government contracts.