Form 10QSB
period 2000-03-31
INTERNATIONAL MERCANTILE CORP
filed 2000-05-15
CIK 51387

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----

                 Commission File number  0-7693

              INTERNATIONAL MERCANTILE CORPORATION
              ------------------------------------
            (Exact name of small business issuer as
                   specified in its charter)

  Missouri                                            43-0970243
---------------------------------------------------------------------
(State of other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)

         1625 Knecht Avenue, Baltimore, Maryland 21227
---------------------------------------------------------------------
            (Address of principal executive offices)

                         (410) 242-5000
---------------------------------------------------------------------
                  (Issuer's telephone number)

---------------------------------------------------------------------
      (Former name, former address, and former fiscal year,
                 if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_    No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of April 17, 2000, there were outstanding 17,032,987 shares of Class A Common Stock, $0.01 par value, and 2,000,000 shares of Class B Common Stock, $0.01 par value.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

              INTERNATIONAL MERCANTILE CORPORATION

                         Form 10-QSB Index
                         March 31, 2000
                                                            Page


Part I: Financial Information ..........................     3

      Item 1. Financial Statements .....................     3

      Balance Sheets as of December 31, 1999
      and March 31, 2000 (unaudited)....................    6-7

      Statement of Operations for the period
      September 2, 1999 (Date of Inception)
      through December 31, 1999 and the Quarter
      Ended March 31, 2000............... ..............     8

       Statement of Changes in Stockholder's Equity
       for the period September 2, 1999
       (Date of Inception) through December 31, 1999
       and the Quarter Ended March 31, 2000 ............     9

       Statement of Cash Flows for the period
       September 2, 1999 (Date of Inception)
       through December 31, 1999 and the Quarter
       Ended March 31, 2000 ............................     10

     Notes to Financial Statements......................   11-20

     Item 2. Management's Discussion and Analysis
             or Plan of Operation ......................     21

Part II:   Other Information ...........................     24

     Item 1.    Legal Proceedings ......................     24

     Item 2.    Changes in Securities ..................     24

     Item 3.    Defaults Upon Senior Securities ........     25

     Item 4.    Submission of Matters to a Vote of
                Security Holders .......................     25

     Item 5.    Other Information ......................     25

     Item 6.    Exhibits and Reports on Form 8-K .......     25

Signatures .............................................     27

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements

                   INTERNATIONAL MERCANTILE CORPORATION



    Balance Sheets as of December 31, 1999 and March 31, 2000 (Unaudited)
         Statements of Operations,  Changes in Stockholders' Equity
          and Cash Flows for the Period September 2, 1999 (Date of
         Inception) Through December 31, 1999 and the Quarter Ended
                           March 31, 2000 (Unaudited)

                      INTERNATIONAL MERCANTILE CORPORATION
                                 TABLE OF CONTENTS
                 DECEMBER 31, 1999 AND MARCH 31, 2000 (Unaudited)

                                                                Page

       Balance Sheets                                           F-1

       Statements of Operations                                 F-2

       Statements of Changes in Stockholders' Equity            F-4

       Statements of Cash Flows                                 F-5

       Notes to the Financial Statements                     F-7 - F-16

                   INTERNATIONAL MERCANTILE CORPORATION
                                BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 and MARCH 31, 2000


                                                 December 31,      March 31,
                                                    1999             2000
                                                                   Unaudited
                                                 ------------     ------------
		      ASSETS

Current Assets
--------------

  Cash and Cash Equivalents                      $     37,699     $     28,562
  Marketable Securities                                715,075               0
  Accounts Receivable Net of Allowance
    for Doubtful Accounts                              849,471       1,302,921
  Inventory                                            475,626         835,920
  Prepaids and Other Assets                             14,298         131,468
                                                  ------------     -----------
     Total Current Assets                            2,092,169       2,298,871

Investments
-----------

  Investment in VLDC Technologies, Inc. Stock        2,725,642       2,725,642

Fixed Assets
------------

  Fixed Assets, net of Accumulated Depreciation        200,008         218,247

Other Assets
------------

  Organization Costs, Net of Amortization              196,832         202,587
  Deposits                                              18,330          36,042
                                                  ------------     -----------
     Total Other Assets                                215,162         238,629
                                                  ------------     -----------
          Total Assets                            $  5,232,981     $ 5,481,389
                                                  ============     ===========






                      See Notes to Financial Statements

                    INTERNATIONAL MERCANTILE CORPORATION
                              BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 and MARCH 31, 2000


                                                 December 31,      March 31,
                                                    1999             2000
                                                                   Unaudited
                                                 ------------     ------------

       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses          $   745,218      $ 1,004,493
  Accrued Interest Payable                             9,052           22,278
  Due to Related Party                               261,322          128,464
  Warranty Reserve - Current Portion                   2,442            2,442
  Note Payable - Related Parties,
    Current Portion                                  596,609          596,609
  Line of Credit                                           0          600,000
  Loans Payable                                      750,124           57,500
  Capitalized Lease Payable - Current Portion         10,221           10,221
                                                 -----------      -----------
     Total Current Liabilities                     2,374,988        2,422,007

Long Term Liabilities
---------------------
  Committments and Contingencies
  Warranty Reserve Net of Current Portion              4,884            8,884
  Capitalized Lease Payable Net
    of Current Portion                                23,787           20,887
  Note Payable - Related Party
    Net of Current Portion                           100,000           75,000
                                                 -----------      -----------
       Total Long Term Liabilities                   128,671          104,771
                                                 -----------      -----------

       Total Liabilities                           2,503,659        2,526,778

Stockholders' Equity
--------------------
  Common stock-Class A - $.01 Par,
    31,000,000 shares authorized,
    5,102,441 shares outstanding @ 12/31/99
    and 16,534,847 shares outstanding
    @ 3/31/00                                         51,024          165,348
  Common stock-Class B - $.01 Par,
    2,000,000 shares authorized, 1,000,000
    shares outstanding @ 12/31/99 & 3/31/00           10,000           10,000
  Preferred stock - Series 1 - $.10 Par,
    10,000,000 shares authorized,
    -0- shares outstanding
  Preferred stock - Series 2 - $.10 Par,
    2,000,000 shares authorized,
    -0- shares outstanding
  Preferred stock - Series 3 - $.10 Par,
    5,000,000 sharesauthorized,
    -0- shares outstanding

  Additional paid in capital                       2,967,742        3,453,081

  Accumulated Deficit                               (299,444)        (673,818)
                                                 -----------      -----------
     Total Stockholders' Equity                    2,729,322        2,954,611
                                                 -----------      -----------

       Total Liabilities & Stockholders' Equity  $ 5,232,981      $ 5,481,389
                                                 ===========      ===========



                        See Notes to Financial Statements

                     INTERNATIONAL MERCANTILE CORPORATION
                          STATEMENTS OF OPERATIONS
              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception) THROUGH DECEMBER 31, 1999 AND THE QUARTER ENDED MARCH 31, 2000

                                                December 31,         March 31,
                                                   1999                2000
                                                                     Unaudited
                                                ------------        ------------
Revenues
  Sales                                         $ 1,465,294         $ 2,210,246
  Cost of Merchandise Sold                        1,262,396           1,969,148
                                                -----------         -----------
      Gross Profit                                  202,898             241,098

Operating Expenses
  Amortization                                       12,390               9,212
  Auto and Truck Expense                                  0               4,364
  Bad Debts                                          17,336               4,625
  Bank Charges & Credit Card Fees                     4,718               7,276
  Donations                                               0               1,817
  Depreciation                                       10,480              11,050
  Interest Expense                                   11,436              17,894
  Marketing & Advertising Expense                    55,074                   0
  Office Supplies & Expense                          32,021              40,893
  Professional Fees                                  18,476              34,236
  Rent                                               42,823              44,009
  Repairs & Maintenance                               5,168               4,553
  Sales Expense                                      61,848             118,418
  Salaries & Related Costs & Benefits               188,706             249,744
  Subcontract Labor & Temporary Help                  9,725               7,474
  Telephone                                          16,559              21,103
  Travel & Promotion                                  3,267              24,093
  Utilities                                           4,989              10,711
  Warranty Reserve                                    7,326               4,000
                                                -----------         -----------
     Total Operating Expenses                       502,342             615,472
                                                -----------         -----------
  Net (Loss)                                      ($299,444)          ($374,374)
                                                ===========         ===========
  Earnings (Loss) per share of Common
    Stock - Basic (Note 1)                         ($0.0513)           ($0.0374)
                                                ===========         ===========

  Weighted Average Shares - Basic                 5,835,166          10,021,083
                                                ===========         ===========
  Earnings (Loss) per share of Common
    Stock - Diluted (Note 1)                       ($0.0308)           ($0.0340)
                                                ===========         ===========

  Weighted Average Shares - Diluted               9,726,833          11,021,083
                                                ===========         ===========






                        See Notes to Financial Statements

		    INTERNATIONAL MERCANTILE CORPORATION
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
     THROUGH DECEMBER 31, 1999 AND THE QUARTER ENDED MARCH 31, 2000




                                                          COMMON STOCK            ADDITIONAL
                                                                                   PAID IN
                                                         SHARES     AMOUNT         CAPITAL         DEFICIT
                                                         ---------------------------------------------------


Balance,  September 2, 1999
  (Date of Inception)                                     1,000     $     10      $      490     $         0


Reverse acquisition, September 6, 1999
  Exchange of Micromatix.com, Inc., a
    Delaware corp
  Common Stock                                           (1,000)         (10)           (490)              0

Authorization of Common Stock of
  International Mercantile Corporation,
  a Missouri corp, to owners of
  Micromatix.com, Inc., a Delaware corporation                                                                  -
    Class B Common Stock, issued and outstanding              0            0               0               0

Outstanding Common Stock of International
  Mercantile Corporation, a Missouri corp.,
  9/2/99 to 12/31/99
    Class A  Common Stock                             5,102,441       51,024       2,967,742               0
    Class B  Common Stock                             1,000,000       10,000               0               0

Net (Loss) Accumulated During the
  Development Stage                                           0            0               0        (299,444)
                                                     --------------------------------------------------------
Balance,  December 31, 1999                           6,102,441       61,024       2,967,742        (299,444)

Issuance of Common Stock of International
  Mercantile Corporation, a Missouri corp,
  to owners of Micromatix.com, Inc., a
  Delaware corporation
    Class A Common Stock                              1,500,000       15,000               0               0

Issuance of Common Stock of International
  Mercantile Corporation, a Missouri corp.,
  1/1/00 to 3/31/00
    Class A  Common Stock                             9,932,406       99,324         485,339               0
    Class B  Common Stock                                     0            0               0               0

Net (Loss)                                                    0            0               0        (374,374)
                                                     --------------------------------------------------------
Balance,  March 31, 2000 (Unaudited)                 17,534,847     $175,348      $3,453,081       ($673,818)
                                                     ========================================================


                       See Notes to Financial Statements

                   INTERNATIONAL MERCANTILE CORPORATION
                           STATEMENTS OF CASH FLOWS
           FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
       THROUGH DECEMBER 31, 1999 AND THE QUARTER ENDED MARCH 31, 2000


                                                    December 31,      March 31,
                                                        1999            2000
								      Unaudited
                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Loss                                              ($299,444)      ($374,374)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
  Bad Debts                                              17,336               0
  Depreciation & Amortization                            22,870          20,262
  (Increase) Decrease In
     Marketable Securities                             (715,075)        715,075
     Accounts Receivable                               (866,807)       (453,450)
     Investment in VLDC Technologies, Inc.           (2,725,642)              0
     Inventory                                         (475,626)       (360,294)
     Prepaids & Other Assets                            (14,298)       (117,170)
     Deposits                                           (18,330)        (17,712)
     Organization Costs                                (209,222)        (14,967)
   Increase (Decrease)
     Accounts Payable &  Accrued Expenses               745,218         259,275
     Due to Related Party                               261,322        (132,858)
     Accrued Interest                                     9,052          13,226
     Warranty Reserve                                     7,326           4,000
                                                    -----------      ----------
NET CASH (USED) IN OPERATING ACTIVITIES              (4,261,320)       (458,987)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisition of Fixed Assets                          (210,488)        (29,289)
                                                    -----------      ----------
NET CASH (USED) IN INVESTING ACTIVITIES                (210,488)        (29,289)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from Capitalized Leases                       34,008               0
  Proceeds from Loans and Line of Credit                775,124         650,000
  Payments on Loans                                     (25,000)       (767,624)
  Payments on Capital Lease                                   0          (2,900)
  Capital Contributions                               2,967,742         485,339
  Issuance of Capital Stock                              61,024         114,324
  Proceeds from Note Payable - related parties          696,609               0
                                                    -----------      ----------
NET CASH PROVIDED BY IN FINANCING ACTIVITIES          4,509,507         479,139
                                                    -----------      ----------
NET INCREASE (DECREASE) IN CASH                          37,699          (9,137)
CASH - BEGINNING                                              0          37,699
                                                    -----------      ----------
CASH - ENDING                                           $37,699         $28,562
                                                    ===========      ==========



                      See Notes to Financial Statements

                     INTERNATIONAL MERCANTILE CORPORATION
                        NOTES TO FINANCIAL STATEMENTS


1.  Organization and Summary of Significant Accounting Policies

ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the Predecessor Company received 2,500 shares of the Company's stock for each share of the Predecessor Company; a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the Predecessor Company. The merger is being accounted for as a capital transaction with no recognition of goodwill or other intangible assets. The Company, however, has not completed the requisite articles of merger and related documents, which are required to be filed with the applicable state authorities. Subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction is, in substance, a recapitalization of Micromatix.com, Inc. (the Predecessor Company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the Predecessor Company.

REVENUE RECOGNITION

Revenues are derived primarily from sales of build-to-order personal computers and related PC hardware via the Company's business to business e:commerce. Revenues related to these sales are recognized when a computer product is shipped and invoiced.

INVENTORY

Inventory consists of component parts and work in process at period-end as all finished products were shipped prior to March 31, 2000. The Company maintains a perpetual inventory system and determines quantities by the average cost method. Inventory is valued at the lower of actual cost or market, net of inventory allowance.

            INTERNATIONAL MERCANTILE CORPORATION
                NOTES TO FINANCIAL STATEMENTS


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

MARKETABLE SECURITIES

The Company's marketable securities are comprised of equity and debt securities and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in net earnings. In the first quarter of the year 2000 the Company liquidated its entire marketable trading securities portfolio.

WARRANTY RESERVE

The Company maintains a depot warranty on components sold and manufactured systems for three years; the equivalent period of time that substantially all components from supplier manufacturers are warranted. As the Company has not established a history of warranty service, a warranty reserve of 1/2 of 1% of sales has been recorded at March 31, 2000.

           INTERNATIONAL MERCANTILE CORPORATION
               NOTES TO FINANCIAL STATEMENTS


INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C Corporation. Applying statutory tax rates to future year's differences between the tax bases and financial reporting amounts of assets and liabilities recognizes deferred
income taxes.    No deferred tax asset/valuation allowance has
been recognized for the losses incurred to date, as it is not determinable that the Company will realize any tax benefit from such losses. Loss carryforwards, if any, expire fifteen years
following the tax year-end in which they occur.   The Company
has filed for an automatic extension through September 15, 2000 for the filing of its Federal and State corporate income tax returns.

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

           INTERNATIONAL MERCANTILE CORPORATION
              NOTES TO FINANCIAL STATEMENTS


EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share
(EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In computing EPS as a result of the reverse acquisition, the number of shares outstanding for the period from September 2, 1999 until the date of the reverse acquisition, September 6, 1999, is the number of shares issued by the Company to the shareholders of the predecessor company. For the period September 6, 1999 to December 31, 1999 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the period September 2, 1999 to December 31, 1999 has been computed by averaging these two amounts. Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS were computed as a result of the Company's complex capital structure: 6,000,000 shares of Class A Common stock and 1,000,000 shares of Class B Common stock were authorized and unissued as of December 31, 1999; 1,000,000 shares of Class B Common stock were authorized and unissued as of March 31, 2000. These shares were subsequently issued by April 12, 2000. The average number of shares outstanding for the quarter ended March 31, 2000 has been computed using actual numbers of shares of the Company outstanding during that period.


2.	Allowance for Doubtful Accounts

In accordance with Generally Accepted Accounting Principles the Company records anticipated uncollectible amounts by creating an allowance account. Bad Debt Expense is recognized using the Percentage of Sales method. The Company recognized a Bad Debt Expense of $17,336 for the period ended December 31, 1999 and an additional $4,625 for the quarter ended March 31, 2000. In 1999 and during the quarter ended March 31, 2000 no actual receivables were directly written off. As a result, the allowance account included on the balance sheet as net of accounts receivables is $17,336 and $21,961 respectively at December 31, 1999 and March 31, 2000.

                INTERNATIONAL MERCANTILE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

3.  Related Party Transactions

The Company's financing during its development stage and during the quarter ended March 31, 2000 had been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders. At December 31, 1999 and March 31, 2000 the Company had liabilities to a major shareholder of $125,000 and $100,000 respectively in the form of an unsecured note payable bearing interest at 8% per annum. The note calls for six annual principal installments of $25,000 plus accrued interest. In December, 1999 and January, 2000 the Company paid the first two annual principal installments of $25,000. The note was issued for the purchase of machinery, office equipment and furniture from the shareholder. Accrued interest on this note through December 31, 1999 and March 31, 2000 was $3,775 and $2,894 respectively.

     A B securities, a shareholder of IMTL, acquired authorized, but unissued, shares of University Mortgage, Inc. (UMI) diluting the voting and equity interest of IMTL in UMI to less than 5%. The shares of UMI remaining after the dilution were then exchanged in a stock for stock transaction for registered shares of VLDC Technologies, Inc., a publicly traded company, trading under the symbol PCLO. The investment is recorded at cost. On December 31, 1999 IMTL acquired 3,000,000 authorized but unissued shares of VLDC Technologies, Inc.'s restricted common stock in exchange for 3,000,000 shares of IMTL restricted Class A common stock. The investment is recorded at the fair market value of VLDC Technologies, Inc. stock as of the date of the exchange.

     At December 31, 1999 and March 31, 2000 the Company had outstanding a $571,609 note payable to a major stockholder due in one lump sum payment of principal and interest on or before November 23, 2000. The note bears interest at a rate of 8% per annum, and is unsecured.

     In addition, shareholders' contribution amounts totaling
$3,028,766 and $3,628,429 as of December 31, 1999 and March 31,
2000 respectively are recorded as par value class A and class B common stock and as additional paid in capital.

     The Company owed $261,322 to an officer/director for monies advanced as of December 31, 1999. As of March 31, 2000 the liability has been reduced to $128,464. The advance includes interest at 14% per annum and is due on demand.

4.  Commitments

The Company leases its corporate offices and manufacturing facilities in Baltimore, Maryland under a six-year lease agreement, which began on October 1, 1999. The lease encompasses commercial facilities of approximately 40,000 square feet. Rent for the first year is $14,274 per month plus applicable sales tax, utilities, maintenance and property tax reimbursement and will increase approximately 5% in each of the succeeding five years. An additional security deposit of $14,274 was paid to the landlord on February 21, 2000. The Company leases sales offices in New York, NY under a one-year lease agreement, beginning March 1, 2000. The lease encompasses office facilities of 1,000 square feet. Rent is $1,774 per month.

               INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS

Commitments  cont'd

Future minimum requirements as of December 31, 1999 are:

                       Baltimore       New York         Total
                      ----------       --------       ----------
        FYE 12/31/00  $  174,205       $ 17,744       $  191,949
        FYE 12/31/01     182,371          3,549          185,920
        FYE 12/31/02     187,040            -0-          187,040
        FYE 12/31/03     189,957            -0-          189,957
        FYE 12/31/04     195,790            -0-          195,790
        Thereafter       130,257            -0-          130,257
                      ----------       --------       ----------
                      $1,059,890       $ 21,293       $1,081,183
                      ==========       ========       ==========

Future minimum requirements as of March 31, 2000 (Unaudited)
are:
                       Baltimore       New York         Total
                      ----------       --------       ----------
        FYE 12/31/00  $  131,383       $ 15,970       $  147,353
        FYE 12/31/01     182,371          3,549          185,920
        FYE 12/31/02     187,040            -0-          187,040
        FYE 12/31/03     189,957            -0-          189,957
        FYE 12/31/04     195,790            -0-          195,790
        Thereafter       130,257            -0-          130,257
                      ----------       --------       ----------
                      $1,017,068       $ 19,519       $1,036,587
                      ==========       ========       ==========


5.	Capital Lease Obligations

The Company leases its operational and accounting software under a capital lease, which expires in December, 2002. The lease requires monthly payments of principal and interest of $1,235 plus applicable sales tax. Interest is imputed at 13.25% per annum. The lease agreement concludes with a $1 buy option at the end of the lease term. Approximate future lease payments under the capital lease are as follows:

                                                   Unaudited
                                 12/31/99          3/31/00
                                 --------          --------
     FYE 12/31/00                $ 14,821          $ 11,116
     FYE 12/31/01                  14,821            14,821
     FYE 12/31/02                  13,586            13,586
                                 --------          --------
                                   43,228            39,523
Less Amount representing
  interest                          9,220             8,415
                                 --------          --------
                                   34,008            31,108
Less current maturities            10,221            10,221
                                 --------          --------
Long-term debt, less current
  maturities                     $ 23,787          $ 20,887
                                 ========          ========

               INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS

6.  Officers' Compensation

Prior to the reverse acquisition, the Company's day to day activities were managed by certain officer/shareholders, who contributed their time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements. The officers and all other employees are currently employed by the Company at their administrative and operating facilities in Baltimore, Maryland, and sales office in New York, New York.

7.  Fixed Assets

Fixed assets for the Company consisted of the following at December 31, 1999:

                                                 Accumulated
                                Fixed Asset      Depreciation        Balance
                                -----------      ------------        ---------
Website Development             $   3,017        $     176           $   2,841
Furniture & Fixtures               32,000            1,333              30,667
Manufacturing/Warehouse Equip      33,000            1,375              31,625
Computer Hardware                  61,163            3,231              57,932
Transportation Equip                7,000              408               6,592
Office Equipment                   30,959            1,806              29,153
Software Systems                   39,349            2,151              37,198
Leasehold Improvements              4,000             -                  4,000
                                ---------        ---------           ---------
                                $ 210,488        $  10,480           $ 200,008
                                =========        =========           =========


Fixed assets for the Company consisted of the following at March
31, 2000 (Unaudited):

                                                 Accumulated
                                Fixed Asset      Depreciation        Balance
                                -----------      ------------        ---------

Website Development             $   5,637        $     414        $      5,223
Furniture & Fixtures               33,717            2,516              31,201
Manufacturing/Warehouse Equip      37,499            2,643              34,856
Computer Hardware                  71,214            6,549              64,665
Transportation Equip                7,000              758               6,242
Office Equipment                   36,577            3,385              33,192
Software Systems                   44,133            4,265              39,868
Leasehold Improvements              4,000            1,000               3,000
                                ---------        ---------           ---------
                                 $239,777        $  21,530           $ 218,247
                                =========        =========           =========

               INTERNATIONAL MERCANTILE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS


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

9.  Notes Payable


Notes Payable Related Party
  consists of the following:                             Unaudited
                                     December 31,        March 31,
                                        1999               2000
                                     ------------        ----------
Note Payable - related party
  dated September 1999               $  125,000          $  100,000
Note Payable - related party
  dated November 1999                   571,609             571,609
                                     ----------          ----------
                                        696,609             671,609
     Less Current Portion               596,609             596,609
                                     ----------          ----------
     Long Term Portion               $  100,000          $   75,000
                                     ==========          ==========

Loans Payable consist of the
  following:

Loan Payable - Dated November, 1999  $    7,500          $    7,500
Loan Payable - Dated March, 2000          -                  50,000
                                     ----------          ----------
                                          7,500              57,500
     Less Current Portion                (7,500)             (57,500)
                                     ----------          ----------
     Long Term Portion               $    -              $    -
                                     ==========          ==========


Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount. Interest expense on the above notes for the periods ended December 31, 1999 and the quarter ended March 31, 2000 amounted to $9,052 and $14,294 respectively.

10.  Line of Credit

On March 22, 2000 the Company entered into a factoring arrangement with an unrelated third party to fund the purchase of inventory to fulfill purchase orders under an agreement to manufacture approximately 2,000 white-box computer units per month for a national satellite distributed program network marketing group. The factoring arrangement is in the form of a one-year revolving line of credit, which allows for the drawing of funds by the Company in an amount equal to 60% of the purchase orders received from the marketing group. The line of credit is capped at $600,000 representing up to $1,000,000

                INTERNATIONAL MERCANTILE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS


Line of Credit cont'd

of purchase orders. The financing calls for the payment of 3 points per month on open invoices and is secured by an assignment of the underlying receivable, acquired inventory related to the contract, and 1,500,000 shares of the Company's Class A common stock. The Company issued 650,000 shares to the lender as a fee for securing the financing. For the period ended March 31, 2000 the Company has accrued $3,600 in financing costs related to the line of credit.

11.  Contingencies

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

12.  Segment Information

The Company operates primarily in two industry segments: (1) whitebox system sales and (2) computer component sales. The accounting policies of the segments and the products and services provided by the operating segments are described in
Note 1. The table below presents information about reported segments at December 31, 1999:

                          System      Component
                           Sales        Sales      Other           Total                           Sales
                         $547,955     $917,339     $     -      $ 1,465,294
Gross Profit               74,464      128,434           -          202,898
Operating Income (Loss)    18,160       47,272       (364,876)     (299,444)
Assets                    510,410      844,207      3,878,364     5,232,981
Capital Expenditures       14,956       25,044        170,788       210,488
Depreciation Expense          667        1,116          8,697        10,480


                 INTERNATIONAL MERCANTILE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

Segment Information cont'd

The table below presents information about reported segments at March 31, 2000 (Unaudited):

                          System      Component
                           Sales        Sales      Other           Total                           Sales
Sales                    $1,427,999   $768,115     $    14,132  $2,210,246
Gross Profit                170,429     56,537          14,132     241,098
Operating Income (Loss)      80,167     26,450        (480,991)   (374,374)
Assets                    1,633,742    544,581       3,303,066   5,481,389
Capital Expenditures          3,374      1,125          24,790      29,289
Depreciation Expense            723      1,208           9,119      11,050


13.  Subsequent Events

Subsequent to March 31, 2000, the Company exchanged and/or sold to private investors 1,283,725 shares of Class A Common stock for a total of $113,500 cash plus future services valued at approximately $ 250,000. In addition the Company issued 2,200,000 shares of Class A Common Stock which the Company holds in escrow in anticipation of the consummation of future capital contributions by certain prospective investors.

In February 2000, the Company entered into an agreement to manufacture approximately 2,000 white-box computer units per month beginning March, 2000 with a national satellite distributed program network marketing group. The agreement is open-ended and has no minimum purchase requirements. To fund the acquisition of inventory to fulfill the purchase orders under the agreement, the Company entered into a factoring arrangement in March 2000 with an unrelated third party. As of March 31, 2000 the Company drew $600,000 against the factoring line of credit and on April 20, 2000 borrowed an additional $150,000 under similar terms. The financing calls for the payment of 3 points per month on open invoices, and an initial payment of 650,000 restricted shares of the Company's Class A common stock. The financing is secured by the underlying receivables, acquired inventory related to the contract, and 1,500,000 shares of the Company's Class A common stock.

On March 31, 2000 the Company completed its ISO9002 certification audit and was certified on April 26, 2000 allowing the Company to perform under future federal and state government contracts.

On April 10, 2000 the Company issued 1,000,000 shares of Class B
Common Stock as previously authorized by the September 6, 1999 reverse merger agreement to the owners of Micromatix.com, Inc., the Predecessor Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include those shown at the end of this section under the caption "Certain Factors That May Affect Future Results."

     The following discussion for the Company's results of operations and financial condition should be read in conjunction with the Company's Financial Statements listed in Part I, Item 1 and the Notes thereto appearing elsewhere in this Form 10-QSB, and the Company's Audited Financial Statements and the Notes thereto appearing in the Company's 1999 Annual Report on Form 10-KSB.

(a.)   Results of Operations

  For the period of operations since inception on 9/2/99 and ending 12/31/99, our Company posted total sales of $1,465,294. Total sales for the quarter ended 3/31/00 were $2,210,246, which represents an increase of $744,952 or 50.8%. We were able to realize this degree of growth due to the groundwork we established during the first quarter of our operations. Our management recruited top sales personnel, with significant customer bases, which reflect our goals in both our target markets and reseller qualifications. As a result of hiring these salespersons, we obtained an immediate clientele with existing purchasing power, and increased sales began to materialize. Since our manufacturing, warehouse facility, administration, technical support and purchasing departments are fully staffed with quality personnel, we were able to respond and fulfill the needs of our customers. As a result of our proactive outlook, our SG&A for the quarter ended 12/31/99 is higher than would occur under normal business conditions given the level of sales generated. The SG&A of $502,065, as a percentage of sales for the period since inception on 9/2/99 and ending 12/31/99 was 35%. This is a reflection of the quality of the personnel and our Company's positioning to allow it
to handle the higher sales volume once it is realized.   For the
quarter ended March 31, 2000, SG&A is $596,472 or 27% of sales which indicates that SG&A will approach realistic conditions as sales continue to increase in accordance with our goals and projections.

(b)    Plan of Operation

  Our primary emphasis through December 31, 1999 was placed upon our capitalization, the establishment of our website, our internal infrastructure, our production lines and the development of our marketing team. During the quarter ended March 31, 2000, this emphasis shifted to sales and production, which we expect to continue to be our emphasis throughout the remainder of the year 2000 so that we can increase sales by capturing a larger percentage of the growth in the white box market. Based upon our current SG&A rate, we believe that sales revenue of $2.0 million per month, at a gross margin of 10%, is our Company's break even level.

Management believes that this sales revenue is achievable. Our growth is projected to result from an increase in sales equal to or greater than 50% each quarter, which would annualize to approximately $18 million in sales. Potentially, should all of the contracts that we are currently negotiating materialize, annual sales could exceed $40 million for the calendar year 2000. Coinciding with this anticipated growth is the anticipated need for additional financing. We are currently finalizing an arrangement for a $1,000,000 capital infusion from an unrelated third party investor. This investor presently has extended a $750,000 line of credit to the Company in the form of a factoring arrangement, secured by (i) an assignment of the underlying receivable, (ii) acquired inventory related to the receivable, and (iii) 1,500,000 shares of the Company's Class "A" common stock.

  In addition, future growth strategies may include strategic acquisitions should opportunities arise which would not jeopardize current operations. This anticipated growth, along with the growth already experienced, has and will strain our financial and operational resources. Additional funding is necessary to achieve the results projected. Multiple funding avenues are currently being explored to provide the resources needed to fund the growth while allowing our Company to maintain debt at a manageable level for our cash flow.

Marketing

  We currently have a sales force consisting of six account executives, with varying degrees of experience, but all with knowledge of computers essential to assisting customers in configuring their orders optimally. In addition, we have two account executives specializing in government sales and marketing, along with the management of our strategic corporate accounts (Fortune 500). Our website allows our customers and potential customers to view our specials and to apply for active account status. In the year 2000, we have plans to upgrade our website to allow our customers to custom configure their orders online, with real-time interaction with our inventory software to allow them to ascertain availability of product, and an order tracking function which will allow the customer to monitor their orders progress through production. We anticipate that this upgrade will cost approximately $125,000. Our sales department is currently faxing to all current customers and potential customers in our extensive database our specials on a weekly basis. Additionally, we have tele-marketers calling and updating our database of prospective customers on a daily basis. We expect that we will need to hire a minimum of 5 additional sales persons in order for us to attain our projected sales goals.

Production

  Our production department is designed for flexibility and staffed with skilled assemblers and system integration technicians. Small to medium quantity orders can be easily produced on our existing custom configuration line. In addition, we have the capability, at very short notice, of activating an assembly line of skilled workers for large production builds. As these contracts increase in consistency and quantity, these additional workers will be utilized on a permanent basis. Our production facility has the capacity to add additional assembly lines on an as needed basis.
We have completed the required independent audit for ISO 9002 certification and we were certified on April 26, 2000. The ISO 9002 certification is an internationally accredited standard, which guarantees that our product is processed to the highest quality standards. In addition, it allows our Company to participate in and be awarded state and federal government contracts.

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

Vendor Relations

  Our Company has accounts with numerous suppliers that provide us with the components required to custom configure systems for our customers. Pricing and availability primarily govern our purchasing decisions. We currently do not have any guarantees to purchase from specified vendors for any parts. Conversely, we also do not have any contracts that require any vendor to segregate and maintain inventory for our consumption. As a result, we are at the mercy of market conditions to obtain products at reasonable prices that allow us to operate profitably. Should market conditions experience any shortages or price hikes, we would be subject to such conditions and would be unable to compete with other companies with supplier contracts.

Certain Factors That May Affect Future Results

  The white box PC industry is highly competitive.  Competition is largely based on price, quality, range of service offered, shipping capabilities, customer service, and product availability. Many of our competitors are larger, more established, and have greater name recognition and financial and marketing resources than
our Company.   As a result, we could potentially experience
downward pricing pressure and increased competition, which would drive down our revenues by either forcing a cut in our sales or in our prices. There is always the risk of general market down turn, which could adversely impact our revenues and our growth.

  We are considered a start-up company and have no significant operating history as Micromatix.net. We have not generated significant revenue to date to support operations on an ongoing basis. We cannot assure that we will achieve sufficient revenues to offset our anticipated operating costs. Our viability, profitability and growth depend upon our meeting our sales goals and our attaining sufficient financing to purchase inventory at competitive prices. We cannot assure that we will be able to generate revenues or ever achieve profitable operations.

  We have no significant capital. We have required significant capital to develop our business and to date all of our costs have been funded via sales of common stock and loans. We will continue to require significant funds as we grow. We are currently generating limited revenue from our operations. Other than as discussed elsewhere herein, we have no current arrangements in place with respect to sources of additional financing. If we have to arrange for financing to further the development of our business, we cannot assure that such financing will be available on acceptable terms or at all. Our inability to obtain additional financing, when needed, would have a material adverse effect on us, including possibly requiring us to curtail or cease our operations.

  Demand and market acceptance for white box PC systems are subject to a high level of uncertainty. We cannot assure that widespread acceptance of white box PC systems, or our products in particular, will occur. We will rely on VAR's who utilize white box PC systems to purchase our products. In order for us to be successful, these VAR's must perceive us as their partner, not their competitor. Further, issues concerning the reliability, cost and quality of white box PC systems may affect our market. We cannot assure that VAR's will view us as "partners" and utilize our products. If our products do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.


                            PART II
                       OTHER INFORMATION

Item 1.  Legal Proceedings

  Not Applicable

Item 2.  Change in Securities

  During January 2000, we sold 188,735 shares of our common stock at various prices ranging from $0.30 to $0.50 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $84,649 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to 22 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 188,735 shares were approximately $76,199 after offering expenses and commissions of approximately $8,450. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

  During February 2000, we sold 396,440 shares of our common stock at various prices ranging from $0.50 to $1.00 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $230,500 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to13 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 396,440 shares were approximately $210,850 after offering expenses paid in our common stock of approximately $7,500 and commissions paid in cash of approximately $12,150. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

  During March 2000, we sold 421,268 shares of our common stock at various prices ranging from $0.29 to $0.80 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $262,150 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to 12 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D.
The net proceeds to our Company for the sale of the 421,268 shares were approximately $228,550 after offering expenses paid in our common stock of approximately $13,600 and commissions paid in cash of approximately $20,000. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

  Additionally, in March 2000 we issued 650,000 shares of our common stock as a fee to a lender which entered into a factoring arrangement with our Company which provides our Company with a one year revolving line of credit. The line of credit is capped at $600,000 and enables the Company to draw funds in an amount up to 60% of the purchase orders we receive. Additionally, we issued 250,000 shares of our common stock as a fee to the "finder" who
introduced our Company to the aforementioned lender.   The
exemptions we relied upon were Sections 4(2), 4(6) of the Securities Act of 1933, as amended. The stock was issued to two individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D.

Item 3.  Defaults Upon Senior Securities

  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

  Not Applicable

Item 5.  Other Information

  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits.

  (3)(i)(a) Articles of Incorporation (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1981).
       (b) Articles of Amendment (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1981).
       (c) Articles of Amendment (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1998).
       (d) Articles of Amendment (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1998).

  (3)(ii)   Bylaws (incorporated by reference to the Company's
            Report on Form 10-K for the year ended December 31,
            1987).

       (4)  Instruments defining the rights of holders
            (incorporated by reference to Exhibit (3) herein).

  (10)
       (1) Our Acquisition Agreement with Red River Trading Company, Inc. and Micromatix.com, Inc. and Addendum thereto (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1999).

       (2)  Our compensation plan agreement with Frederic
            Richardson (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1999).

       (3) Our Lease Agreement (incorporated by reference to our Report on Form 10-K for the year ended December
            31, 1999).

       (4)  Our Note Payable to Sarah Saul Simon Trust
            (incorporated by reference to our Report on Form
            10-K for the year ended December 31, 1999).

       (5) Our Note Payable to Red River Trading (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1999).

       (11) Earnings per share (See Financial Statements).

       (27) Financial Data Schedule.

  (b) The following report on Form 8-K was filed during the quarter ended March 31, 2000.

       (1) Form 8-K filed on February 24, 2000. The item reported on was Item 4. Changes in Registrant's
            Certifying Accountant, and Item 7. Financial
            Statements and Exhibits.

            Exhibits. The following document was filed as an exhibit to the Form 8-K.

            c)   Exhibit 16. Letter from Thomas P. Monahan,
                 C.P.A. re: change in certifying accountant.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MERCANTILE CORPORATION

By:/s/C. Timothy Jewell
     C. Timothy Jewell,
     Chief Exec. Officer
      President, Director

Date: May 15, 2000



By:/s/C. Timothy Jewell
     C. Timothy Jewell,
     Chief Exec. Officer
     President, Director

By:/s/ Frederic S. Richardson
      Frederic S. Richardson,
      Director

By:/s/ Max W. Apple
       Max W. Apple,
       Director

Date: May 15, 2000