Form 10QSB
period 2000-06-30
INTERNATIONAL MERCANTILE CORP
filed 2000-08-08
CIK 51387

INTERNATIONAL MERCANTILE CORP



                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                                  FILING DATE:
                            PERIOD END: JUN 30, 2000


                      PRIMARY EXCHANGE: OTC BULLETIN BOARD
                                  TICKER: IMTL

                                TABLE OF CONTENTS


PART I.........................................................................2
Item 1.........................................................................2
Balance Sheet Assets...........................................................3
Balance Sheet Liabilities......................................................4
Income Statement...............................................................5
Table 4........................................................................7
Cash Flow Statement............................................................8
Table 6.......................................................................14
Table 7.......................................................................15
Table 8.......................................................................15
Table 9.......................................................................16
Table 10......................................................................16
Table 11......................................................................18
Table 12......................................................................18
Item 2........................................................................19
PART II.......................................................................22
Item 1........................................................................22
Item 2........................................................................22
Item 3........................................................................23
Item 4........................................................................23
Item 5........................................................................23
Item 6........................................................................23
Exhibit 27 Table..............................................................25

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from ---- to ----

                          Commission File number 0-7693

                      INTERNATIONAL MERCANTILE CORPORATION
                      ------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Missouri                                            43-0970243
          --------                                            ----------
(State of other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

                  1625 Knecht Avenue, Baltimore, Maryland 21227
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (410) 242-5000
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of June 30, 2000, there were outstanding 27,190,183 shares of Class A Common Stock, $0.01 par value, and 2,000,000 shares of Class B Common Stock, $0.01 par value.

     Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                      INTERNATIONAL MERCANTILE CORPORATION

                                Form 10-QSB Index
                                  June 30, 2000
                                                                            Page


Part I: Financial Information ............................................     3

   Item 1. Financial Statements ..........................................     3

      Balance Sheets as of December 31, 1999 and June 30,
       2000 (unaudited)..................................................    6-7

      Statement of Operations for the period September 2, 1999
       (Date of Inception) through December 31, 1999 and the
       Six Months Ended June 30, 2000.....................................     8

      Statement of Changes in Stockholder's Equity for the
       period September 2, 1999 (Date of Inception) through
       December 31, 1999 and the Six Months Ended June 30, 2000 ..........     9

      Statement of Cash Flows for the period September 2, 1999
       (Date of Inception) through December 31, 1999 and the Six
       Months Ended June 30, 2000 .......................................     10

      Notes to Financial Statements......................................  11-20

   Item 2. Management's Discussion and Analysis or Plan of
       Operation ........................................................     21

Part II:   Other Information ............................................     24

   Item 1.    Legal Proceedings .........................................     24

   Item 2.    Changes in Securities .....................................     24

   Item 3.    Defaults Upon Senior Securities ...........................     25

   Item 4.    Submission of Matters to a Vote of Security Holders .......     25

   Item 5.    Other Information .........................................     25

   Item 6.    Exhibits and Reports on Form 8-K ..........................     25

Signatures ..............................................................     27

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION



      Balance Sheets as of December 31, 1999 and June 30, 2000 (Unaudited)
            Statements of Operations, Changes in Stockholders' Equity
            and Cash Flows for the Period September 2, 1999 (Date of
          Inception) Through December 31, 1999 and the Six Months Ended
                           June 30, 2000 (Unaudited)

                      INTERNATIONAL MERCANTILE CORPORATION
                                TABLE OF CONTENTS
                 DECEMBER 31, 1999 AND JUNE 30, 2000 (Unaudited)

                                                                      Page
                                                                      ----

       Balance Sheets ............................................     F-1

       Statements of Operations ..................................     F-2

       Statements of Changes in Stockholders' Equity .............     F-4

       Statements of Cash Flows ..................................     F-5

       Notes to the Financial Statements .........................  F-7 - F-16

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 and JUNE 30, 2000

                                                                       June 30,
                                                       December 31,      2000
                                                          1999         Unaudited
                                                          ----         ---------
               ASSETS

Current Assets
  Cash and Cash Equivalents ........................    $   37,699    $   61,840
  Marketable Securities ............................       715,075             0
  Accounts Receivable Net of Allowance
    for Doubtful Accounts ..........................       849,471     1,306,594
  Inventory ........................................       475,626       565,151
  Prepaids and Other Assets ........................        14,298        21,418
                                                        ----------    ----------
     Total Current Assets ..........................     2,092,169     1,955,003

Investments
  Investment in VLDC Technologies, Inc. Stock ......     2,725,642     3,000,000

Fixed Assets
  Fixed Assets, net of Accumulated Depreciation ....       200,008       221,574

Other Assets
  Organization Costs, Net of Amortization ..........       196,832       191,415
  Deposits .........................................        18,330        36,042
                                                        ----------    ----------
     Total Other Assets ............................       215,162       227,457
                                                        ----------    ----------
          Total Assets .............................    $5,232,981    $5,404,034
                                                        ==========    ==========



                      See Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 and JUNE 30, 2000


                                                                        June 30,
                                                      December 31,        2000
                                                         1999          Unaudited
                                                         ----          ---------
       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses ..........   $   745,218    $ 1,011,136
  Accrued Interest Payable .......................         9,052         47,214
  Due to Related Party ...........................       261,322         39,573
  Warranty Reserve - Current Portion .............         2,442          2,442
  Note Payable - Related Parties,
    Current Portion ..............................       596,609        596,609
  Line of Credit .................................             0        698,946
  Loans Payable ..................................       750,124        247,500
  Capitalized Lease Payable - Current Portion ....        10,221         10,221
                                                     -----------    -----------
     Total Current Liabilities ...................     2,374,988      2,653,641

Long Term Liabilities
  Committments and Contingencies
  Warranty Reserve Net of Current Portion ........         4,884         11,884
  Capitalized Lease Payable Net
    of Current Portion ...........................        23,787         17,987
  Note Payable - Related Party
    Net of Current Portion .......................       100,000         75,000
                                                     -----------    -----------
       Total Long Term Liabilities ...............       128,671        104,871
                                                     -----------    -----------
       Total Liabilities .........................     2,503,659      2,758,512

Stockholders' Equity
  Common stock-Class A - $.01 Par,
   31,000,000 shares authorized,
   5,102,441 shares outstanding @ 12/31/99
   and 27,190,183 shares outstanding @ 6/30/00 ...        51,024        271,902
  Common stock-Class B - $.01 Par,
    2,000,000 shares authorized, 1,000,000
    shares outstanding @ 12/31/99 and
    2,000,000 shares outstanding @ 3/31/00 .......        10,000         20,000
  Preferred stock - Series 1 - $.10 Par,
    10,000,000 shares authorized,
    -0- shares outstanding .......................             0              0
  Preferred stock - Series 2 - $.10 Par,
    2,000,000 shares authorized,
    2,000,000 shares outstanding @6/30/00 ........             0        200,000
  Preferred stock - Series 3 - $.10 Par,
    5,000,000 shares authorized,
    -0- shares outstanding @6/30/00 ..............             0              0

  Additional paid in capital .....................     2,967,742      3,252,577
  Unrealized gain/loss on investments ............             0        274,358

  Accumulated Deficit ............................      (299,444)    (1,373,315)
                                                     -----------    -----------
     Total Stockholders' Equity ..................     2,729,322      2,645,522
                                                     -----------    -----------

       Total Liabilities & Stockholders' Equity ..   $ 5,232,981    $ 5,404,034
                                                     ===========    ===========


                        See Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS
              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
        THROUGH DECEMBER 31, 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000

                                                                       June 30,
                                                     December 31,         2000
                                                        1999           Unaudited
                                                        ----           ---------
Revenues
  Sales ........................................     $1,465,294      $4,045,914
  Cost of Merchandise Sold .....................      1,262,396       3,697,212
                                                     ----------      ----------
      Gross Profit .............................        202,898         348,702

Operating Expenses
  Amortization .................................         12,390          20,384
  Auto and Truck Expense .......................              0          15,993
  Bad Debts ....................................         17,336          34,625
  Bank Charges & Credit Card Fees ..............          4,718          18,470
  Donations ....................................              0           1,817
  Depreciation .................................         10,480          22,494
  Interest Expense .............................         11,436          88,454
  Marketing & Advertising Expense ..............         55,074           8,622
  Office Supplies & Expense ....................         32,021          86,627
  Professional Fees ............................         18,476         145,034
  Rent .........................................         42,823          86,989
  Repairs & Maintenance ........................          5,168           8,594
  Sales Expense ................................         61,848         224,957
  Salaries & Related Costs & Benefits ..........        188,706         515,114
  Subcontract Labor & Temporary Help ...........          9,725           8,329
  Telephone ....................................         16,559          46,584
  Travel & Promotion ...........................          3,267          62,897
  Utilities ....................................          4,989          19,588
  Warranty Reserve .............................          7,326           7,000
                                                     ----------      ----------
     Total Operating Expenses ..................        502,342       1,422,573
                                                     ----------      ----------
  Net (Loss) ...................................     $ (299,444)     $1,073,871)
                                                     ==========      ==========
  Earnings (Loss) per share of Common
    Stock - Basic (Note 1) .....................     $  (0.0513)     $  (0.0368)
                                                     ==========      ==========

  Weighted Average Shares - Basic ..............      5,835,166       9,190,183
                                                     ==========      ==========
  Earnings (Loss) per share of Common
    Stock - Diluted (Note 1) ...................     $  (0.0308)     $  (0.0368)
                                                     ==========      ==========

  Weighted Average Shares - Diluted ............      9,726,833       9,190,183
                                                     ==========      ==========


                        See Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                                                      June 30,
                                                                        2000
                                                                      Unaudited
                                                                      ---------
Revenues
  Sales ....................................................         $1,835,668
  Cost of Merchandise Sold .................................          1,728,064
                                                                     ----------
      Gross Profit ................................................     107,604
Operating Expenses
  Amortization ....................................................      11,172
  Auto and Truck Expense ..........................................      11,629
  Bad Debts .......................................................      30,000
  Bank Charges & Credit Card Fees .................................      11,194
  Donations .......................................................           0
  Depreciation ....................................................      11,444
  Interest Expense ................................................      70,560
  Marketing & Advertising Expense .................................       8,622
  Office Supplies & Expense .......................................      48,070
  Professional Fees ...............................................     110,797
  Rent ............................................................      42,980
  Repairs & Maintenance ...........................................       4,041
  Sales Expense ...................................................     106,539
  Salaries & Related Costs & Benefits .............................     263,034
  Subcontract Labor & Temporary Help ..............................         855
  Telephone .......................................................      25,480
  Travel & Promotion ..............................................      38,805
  Utilities .......................................................       8,877
  Warranty Reserve ................................................       3,000
                                                                     ----------
     Total Operating Expenses .....................................     807,099
                                                                     ----------
  Net (Loss) ......................................................  $ (699,495)
                                                                     ==========
  Earnings (Loss) per share of Common Stock - Basic (Note 1) ......  $  (0.0240)
                                                                     ==========
  Weighted Average Shares - Basic .................................  29,190,183
                                                                     ==========
  Earnings (Loss) per share of Common Stock - Diluted (Note 1) ....  $  (0.0240)
                                                                     ==========
  Weighted Average Shares - Diluted ...............................  29,190,183
                                                                     ==========


                        See Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
        THROUGH DECEMBER 31, 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000

                                                          COMMON STOCK            ADDITIONAL
                                                        -------------------        PAID IN
                                                        SHARES       AMOUNT        CAPITAL        DEFICIT
                                                        ------       ------        -------        -------
Balance,  September 2, 1999
  (Date of Inception) ..........................         1,000    $        10    $       490    $         0

Reverse acquisition, September 6, 1999
  Exchange of Micromatix.com, Inc., a
    Delaware corp
  Common Stock .................................        (1,000)           (10)          (490)             0

Authorization of Common Stock of
  International Mercantile Corporation,
  a Missouri corp, to owners of
  Micromatix.com, Inc., a Delaware corporation
    Class B Common Stock, issued and outstanding             0              0              0              0

Outstanding Common Stock of International
  Mercantile Corporation, a Missouri corp.,
  9/2/99 to 12/31/99
    Class A  Common Stock ......................     5,102,441         51,024      2,967,742              0
    Class B  Common Stock ......................     1,000,000         10,000              0              0

Net (Loss) Accumulated During the
  Development Stage ............................             0              0              0       (299,444)
                                                   -----------    -----------    -----------    -----------
Balance,  December 31, 1999 ....................     6,102,441         61,024      2,967,742       (299,444)

Issuance of Common Stock of International
  Mercantile Corporation, a Missouri corp,
  to owners of Micromatix.com, Inc., a
  Delaware corporation
    Class A Common Stock .......................     1,500,000         15,000              0              0
    Class B Common Stock .......................     1,000,000         10,000              0              0

Issuance of Common Stock of International
  Mercantile Corporation, a Missouri corp.,
  1/1/00 to 6/30/00
    Class A  Common Stock ......................    20,587,742        205,878        284,835              0
    Class B  Common Stock ......................             0              0              0              0

Net (Loss) .....................................             0              0              0     (1,073,871)
                                                   -----------    -----------    -----------    -----------
Balance,  June 30, 2000 (Unaudited ) ...........    29,190,183    $   291,902    $ 3,252,577     (1,373,315)
                                                   ===========    ===========    ===========    ===========



                        See Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE PERIOD SEPTEMBER 2, 1999 (Date of Inception)
        THROUGH DECEMBER 31, 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000


                                                                        June 30,
                                                      December 31,        2000
                                                         1999          Unaudited
                                                         ----          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss .........................................   $  (299,444)   $(1,073,871)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
  Bad Debts ......................................        17,336         34,625
  Depreciation & Amortization ....................        22,870         42,878
  (Increase) Decrease In
     Marketable Securities .......................      (715,075)       715,075
     Accounts Receivable .........................      (866,807)      (491,748)
     Investment in VLDC Technologies, Inc. .......    (2,725,642)             0
     Inventory ...................................      (475,626)       (89,525)
     Prepaids & Other Assets .....................       (14,298)        (7,120)
     Deposits ....................................       (18,330)       (17,712)
     Organization Costs ..........................      (209,222)       (14,967)
   Increase (Decrease)
     Accounts Payable &  Accrued Expenses ........       745,218        265,918
     Due to Related Party ........................       261,322       (221,749)
     Accrued Interest ............................         9,052         38,162
     Warranty Reserve ............................         7,326          7,000
                                                     -----------    -----------
NET CASH (USED) IN OPERATING ACTIVITIES ..........    (4,261,320)      (813,034)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Fixed Assets ....................      (210,488)       (44,060)
                                                     -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES ..........      (210,488)       (44,060)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Capitalized Leases ...............        34,008              0
  Proceeds from Loans and Line of Credit .........       775,124      1,105,000
  Payments on Loans ..............................       (25,000)      (933,678)
  Payments on Capital Lease ......................             0         (5,800)
  Capital Contributions ..........................     2,967,742        284,835
  Issuance of Capital Stock ......................        61,024        430,878
  Proceeds from Note Payable - related parties ...       696,609              0
                                                     -----------    -----------
NET CASH PROVIDED BY IN FINANCING ACTIVITIES .....     4,509,507        881,235
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH ..................        37,699         24,141
CASH - BEGINNING .................................             0         37,699
                                                     -----------    -----------
CASH - ENDING ....................................   $    37,699    $    61,840
                                                     ===========    ===========


                        See Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University
Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to- order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the Predecessor Company received 2,500 shares of the Company's stock for each share of the Predecessor Company; a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the Predecessor Company. The merger is being accounted for as a capital transaction with no recognition of goodwill or other intangible assets. The Company, however, has not completed the requisite articles of merger and related documents, which are required to be filed with the applicable state authorities. Subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction is, in substance, a recapitalization of Micromatix.com, Inc. (the Predecessor Company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the Predecessor Company.

REVENUE RECOGNITION

Revenues are derived primarily from sales of build-to-order personal computers and related PC hardware via the Company's business to business e:commerce. Revenues related to these sales are recognized when a computer product is shipped and invoiced.

INVENTORY

Inventory consists of component parts and work in process at period-end as all finished products were shipped prior to June 30, 2000. The Company maintains a perpetual inventory system and determines quantities by the average cost method. Inventory is valued at the lower of actual cost or market, net of inventory allowance.

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

WARRANTY RESERVE

The Company maintains a depot warranty on components sold and manufactured systems for three years; the equivalent period of time that substantially all components from supplier manufacturers are warranted. As the Company has not established a history of warranty service, a warranty reserve of 1/2 of 1% of sales has been recorded at June 30, 2000.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In computing EPS as a result of the reverse acquisition, the number of shares outstanding for the period from September 2, 1999 until the date of the reverse acquisition, September 6, 1999, is the number of shares issued by the Company to the shareholders of the predecessor company. For the period September 6, 1999 to December 31, 1999 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. The average number of shares outstanding for the period September 2, 1999 to December 31, 1999 has been computed by averaging these two amounts. Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS were computed as a result of the Company's complex capital structure: 6,000,000 shares of Class A Common stock and 1,000,000 shares of Class B Common stock were authorized and unissued as of December 31, 1999. The average number of shares outstanding for the quarter ended June 30, 2000 has been computed using actual numbers of shares of the Company outstanding during that period.


2. Allowance for Doubtful Accounts

In accordance with Generally Accepted Accounting Principles the Company records anticipated uncollectible amounts by creating an allowance account. Bad Debt Expense is recognized using the Percentage of Sales method. The Company recognized a Bad Debt Expense of $17,336 for the period ended December 31, 1999 and an additional $34,625 for the six months ended June 30, 2000. In 1999 and during the six months ended June 30, 2000 no actual receivables were directly written off. As a result, the allowance account included on the balance sheet as net of accounts receivables is $17,336 and $51,961 respectively at December 31, 1999 and June 30, 2000.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3. Related Party Transactions

The Company's financing during its development stage and during the six months ended June 30, 2000 had been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders and unrelated third party investors. At December 31, 1999 and June 30, 2000 the Company had liabilities to a major shareholder of $125,000 and $100,000 respectively in the form of an unsecured note payable bearing interest at 8% per annum. The note calls for six annual principal installments of $25,000 plus accrued interest. In December, 1999 and January, 2000 the Company paid the first two annual principal installments of $25,000. The note was issued for the purchase of machinery, office equipment and furniture from the shareholder. Accrued interest on this note through December 31, 1999 and June 30, 2000 was $3,775 and $4,228 respectively.

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

At December 31, 1999 and June 30, 2000 the Company had outstanding a $571,609 note payable to a major stockholder due in one lump sum payment of principal and interest on or before November 23, 2000. The note bears interest at a rate of 8% per annum, and is unsecured.

In addition, shareholders' contribution amounts totaling $3,028,766 and $3,744,479 as of December 31, 1999 and June 30, 2000 respectively are recorded as par value class A and class B common stock, par value preferred series 2 stock and as additional paid in capital.

The Company owed $261,322 to an officer/director for monies advanced as of December 31, 1999. As of June 30, 2000 the liability has been reduced to $39,573. The advance includes interest at 14% per annum and is due on demand.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Commitments cont'd

Future minimum requirements as of December 31, 1999 are:

                               Baltimore       New York         Total
                              ----------       --------       ----------
        FYE 12/31/00 .......  $  174,205       $ 17,744       $  191,949
        FYE 12/31/01 .......     182,371          3,549          185,920
        FYE 12/31/02 .......     187,040            -0-          187,040
        FYE 12/31/03 .......     189,957            -0-          189,957
        FYE 12/31/04 .......     195,790            -0-          195,790
        Thereafter .........     130,257            -0-          130,257
                              ----------       --------       ----------
                              $1,059,890       $ 21,293       $1,081,183
                              ==========       ========       ==========

Future minimum requirements as of June 30, 2000 (Unaudited) are:
                               Baltimore       New York         Total
                              ----------       --------       ----------
        FYE 12/31/00 .......  $   88,561       $ 10,648       $   99,209
        FYE 12/31/01 .......     182,371          3,549          185,920
        FYE 12/31/02 .......     187,040            -0-          187,040
        FYE 12/31/03 .......     189,957            -0-          189,957
        FYE 12/31/04 .......     195,790            -0-          195,790
        Thereafter .........     130,257            -0-          130,257
                              ----------       --------       ----------
                              $  973,976       $ 14,197       $  988,173
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

                                                              Unaudited
                                            12/31/99           6/30/00
                                            --------          --------
     FYE 12/31/00 ........................  $ 14,821          $  7,411
     FYE 12/31/01 ........................    14,821            14,821
     FYE 12/31/02 ........................    13,586            13,586
                                            --------          --------
                                              43,228            35,818
Less Amount representing interest ........     9,220             7,610
                                            --------          --------
                                              34,008            28,208
Less current maturities ..................    10,221            10,221
                                            --------          --------
Long-term debt, less current maturities ..  $ 23,787          $ 17,987
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

7. Fixed Assets

Fixed assets for the Company consisted of the following at December 31, 1999:

                                                  Accumulated
                                 Fixed Asset      Depreciation         Balance
                                 -----------      ------------        ---------

Website Development ...........   $   3,017        $     176           $   2,841
Furniture & Fixtures ..........      32,000            1,333              30,667
Manufacturing/Warehouse Equip .      33,000            1,375              31,625
Computer Hardware .............      61,163            3,231              57,932
Transportation Equip ..........       7,000              408               6,592
Office Equipment ..............      30,959            1,806              29,153
Software Systems ..............      39,349            2,151              37,198
Leasehold Improvements ........       4,000               --               4,000
                                  ---------        ---------           ---------
                                  $ 210,488        $  10,480           $ 200,008
                                  =========        =========           =========


Fixed assets for the Company consisted of the following at June 30, 2000 (Unaudited):


                                                  Accumulated
                                 Fixed Asset      Depreciation         Balance
                                 -----------      ------------        ---------

Website Development ...........   $   8,226        $     738           $   7,488
Furniture & Fixtures ..........      33,117            3,699              29,418
Manufacturing/Warehouse Equip .      38,026            4,008              34,018
Computer Hardware .............      75,986            9,452              66,534
Transportation Equip ..........       7,000            1,108               5,892
Office Equipment ..............      36,724            5,297              31,427
Software Systems ..............      51,470            6,673              44,797
Leasehold Improvements ........       4,000            2,000               2,000
                                  ---------        ---------           ---------
                                  $ 254,549        $  32,975           $ 221,574
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

9. Notes Payable

Notes Payable Related Party
  consists of the following:                                           Unaudited
                                                    December 31,        June 30,
                                                        1999              2000
                                                        ----              ----
Note Payable - related party
  dated September 1999 .......................       $ 125,000        $ 100,000
Note Payable - related party
  dated November 1999 ........................         571,609          571,609
                                                     ---------        ---------
                                                       696,609          671,609
     Less Current Portion ....................         596,609          596,609
                                                     ---------        ---------
     Long Term Portion .......................       $ 100,000        $  75,000
                                                     =========        =========
Loans Payable consist of the following:

Loan Payable - Dated November, 1999 ..........       $   7,500        $   7,500
Loan Payable - Dated March, 2000 .............              --           50,000
Loan Payable - Dated April, 2000 .............               0          150,000
Loan Payable - Dated May, 2000 ...............               0           40,000
                                                     ---------        ---------
                                                         7,500          247,500
     Less Current Portion ....................          (7,500)        (247,500)
                                                     ---------        ---------
     Long Term Portion .......................       $      --        $      --
                                                     =========        =========

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount. Interest expense on the above notes for the periods ended December 31, 1999 and the six months ended June 30, 2000 amounted to $9,052 and $88,454 respectively.

10. Line of Credit

On March 22, 2000 the Company entered into a factoring arrangement with an unrelated third party to fund the purchase of inventory to fulfill purchase orders under an agreement to manufacture approximately 2,000 white-box computer units per month for a national satellite distributed program network marketing group. The factoring arrangement is in the form of a one-year revolving line of credit, which allows for the drawing of funds by the Company in an amount equal to 75% of the purchase orders received from the marketing group. The line of credit is capped at $750,000 representing up to $1,000,000

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Line of Credit cont'd

of purchase orders. The financing calls for the payment of 3 points per month on open invoices and is secured by an assignment of the underlying receivable, acquired inventory related to the contract, and 1,500,000 shares of the Company's Class A common stock. The Company issued 650,000 shares to the lender as a fee for securing the financing. For the period ended June 30, 2000 the Company has accrued or paid $54,605 in financing costs related to the line of credit.

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

12. Segment Information

The Company operates primarily in two industry segments: (1) whitebox system sales and (2) computer component sales. The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1. The table below presents information about reported segments at December 31, 1999:

                              System      Component
                               Sales        Sales        Other          Total
                               -----        -----        -----          -----
Sales ......................  $547,955     $917,339   $       --     $1,465,294
Gross Profit ...............    74,464      128,434           --        202,898
Operating Income (Loss) ....    18,160       47,272     (364,876)      (299,444)
Assets .....................   510,410      844,207    3,878,364      5,232,981
Capital Expenditures .......    14,956       25,044      170,788        210,488
Depreciation Expense .......       667        1,116        8,697         10,480

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Segment Information cont'd

The table below presents information about reported segments at June 30, 2000 (Unaudited):


                             System       Component
                              Sales         Sales        Other           Total
                              -----         -----        -----           -----
Sales .................... $2,791,753    $1,240,028   $    14,132   $ 4,045,913
Gross Profit .............    230,853       103,716        14,132       348,701
Operating Income (Loss) ..     82,381        27,230    (1,183,483)   (1,073,872)
Assets ...................  1,633,742       544,581     3,303,066     5,404,034
Capital Expenditures .....      5,209         1,125        37,726        44,060
Depreciation Expense .....      1,562         2,633        18,299        22,494


13. Subsequent Events

The Company has issued 2,200,000 shares of Class A Common Stock, which the Company is holding in escrow in anticipation of the consummation of future capital contributions by certain prospective investors.

The company has entered into a $3,000,000 funding arrangement with H. A. A., an unrelated entity, to provide operating capital for future growth. The agreement calls for initial funding of $500,000 with monthly payments of $250,000 every month thereafter. Payments will begin upon ratification by the board and the filing of the SB-2 registration. H. A. A. will be issued approximately 2,400,000 shares of class A common stock and has an option to purchase additional shares at 120% of the initial purchase price for $3,000,000 additional funding.

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

(a.) Results of Operations

     For the period of operations since inception on 9/2/99 and ending 12/31/99, our Company posted total sales of $1,465,294. Total sales for the six months ended 6/30/00 were $4,045,913. While sales for the first quarter were strong, sales for the second quarter were subject to a flattening due to market conditions that were reflected throughout the technology industry as a whole. Average monthly sales for the six months ended 6/30/00 increased 38% over the average monthly sales for the fourth quarter of 1999. We were able to realize this degree of growth due to the groundwork we established during the first quarter of our operations. Our management recruited top sales personnel, with significant customer bases, which reflect our goals in both our target markets and reseller qualifications. As a result of hiring these salespersons, we obtained an immediate clientele with existing purchasing power, and increased sales began to materialize. Since our manufacturing, warehouse facility, administration, technical support and purchasing departments are fully staffed with quality personnel, we were able to respond and fulfill the needs of our customers. As a result of our proactive outlook, our SG&A for the quarter ended 12/31/99 is higher than would occur under normal business conditions given the level of sales generated. The SG&A of $502,065, as a percentage of sales for the period since inception on 9/2/99 and ending 12/31/99 was 35%. This is a reflection of the quality of the personnel and our Company's positioning to allow it to handle the higher sales volume once it is realized. For the six months ended June 30, 2000, SG&A is $1,422,573, or again, 35% of sales.

     In the second quarter of 2000, management began taking measures to reduce the SG&A as a pro-active correction should the market conditions continue for any length of time.

     The industry trends which effected the company's sales also effects our customer's ability to pay their balances to us in a timely manner. While the majority of our customers are current and paying timely, our largest customer has slowed its payment commitments to us, which affects our ability to provide inventory to support current sales volumes. Management is actively working with this customer to bring them more in line with the terms of our arrangement with them, and believes that the account will be rectified shortly.

(b) Plan of Operation

     Our primary emphasis through December 31, 1999 was placed upon our capitalization, the establishment of our website, our internal infrastructure, our production lines and the development of our marketing team. During the six months ended June 30, 2000, this emphasis, while continuing to be of importance to the growth of the company, shifted more to sales and production, which we expect to continue to be our emphasis throughout the remainder of the year 2000 so that we can increase sales by capturing a larger percentage of the growth in the white box market. Based upon our current SG&A rate, we believe that sales revenue of $2.0 million per month, at a gross margin of 10%, is our Company's break even level.

     Management believes that this sales revenue is achievable. Our growth is projected to result from an increase in sales equal to or greater than 50% each quarter, which would annualize to approximately $18 million in sales. Potentially, should all of the contracts that we are currently negotiating materialize, annual sales could exceed $40 million for the calendar year 2000. Coinciding with this anticipated growth is the anticipated need for additional financing. The company currently has utilized a majority of a $750,000 line of credit to the Company in the form of a factoring arrangement, secured by (i) an assignment of the underlying receivable, (ii) acquired inventory related to the receivable, and (iii) 1,500,000 shares of the Company's Class "A" common stock. For the quarter ended June 30, 2000, sales and production were in line with our capital limitations. With our projected increase in capital described below, the company believes that it will attain the goals established.

     The company has also entered into a funding arrangement which would provide $3,000,000 in operating capital over the course of the next year in exchange for class A common stock as outlined in the financial statements. This arrangement is subject to an SB-2 registration, which should be completed prior to August 15, 2000.

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

Marketing

     We currently have a sales force consisting of six account executives, with varying degrees of experience, but all with knowledge of computers essential to assisting customers in configuring their orders optimally. In addition, we have an account executive specializing in government sales and marketing, along with the management of our strategic corporate accounts (Fortune 500). Our website allows our customers and potential customers to view our specials and to apply for active account status. In the year 2000, we have plans to upgrade our website to allow our customers to custom configure their orders online, with real-time interaction with our inventory software to allow them to ascertain availability of product, and an order tracking function which will allow the customer to monitor their orders progress through production. We anticipate that this upgrade will cost approximately $125,000. Our sales department is currently faxing to all current customers and potential customers in our extensive database our specials on a weekly basis. Additionally, we have tele-marketers calling and updating our database of prospective customers on a daily basis. We expect that we will need to hire a minimum of 5 additional sales persons in order for us to attain our projected sales goals.

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

     In the second quarter we were extended additional credit by many of our vendors, or have made arrangements to repay debts in installments until such time as the company can complete it's arrangements for additional funding.

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


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Change in Securities

     During April 2000, we sold 135,400 shares of our common stock at various prices ranging from $0.30 to $0.50 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $67,200 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to 22 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 135,400 shares were approximately $37,789 after offering expenses and commissions of approximately $29,411. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

     During May 2000, we sold 161,500 shares of our common stock at various prices ranging from $0.30 to $.50 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $80,000 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to13 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 161,500 shares were approximately $53,287 after offering expenses and commissions of approximately $26,713. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

     During June 2000, we sold 187,500 shares of our common stock at various prices ranging from $0.25 to $0.35 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $45,000 in the aggregate, pursuant to a private placement transaction. The exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to 12 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 421,268 shares were approximately $29,877 after offering expenses and commissions of approximately $15,123. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.


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

INTERNATIONAL MERCANTILE CORPORATION

By: /s/ C. Timothy Jewell
    --------------------------
        C. Timothy Jewell,
           Chief Exec. Officer
           President, Director

Date: August 4, 2000



By: /s/ C. Timothy Jewell
    --------------------------
        C. Timothy Jewell,
           Chief Exec. Officer
           President, Director

By: /s/ Frederic S. Richardson
    --------------------------
        Frederic S. Richardson,
           Director

By: /s/ Max W. Apple
    --------------------------
        Max W. Apple,
           Director

Date: August 4, 2000