Form 10QSB
period 2000-09-30
INTERNATIONAL MERCANTILE CORP
filed 2000-11-20
CIK 51387

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                Form 10-QSB

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999
                                             ------------------


     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ________ to _________

                        Commission File Number 0-7693
                                               ------

                    INTERNATIONAL MERCANTILE CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Missouri                                     43-0970243
------------------------------------------------------------------------
(State of other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


              1625 Knecht Avenue, Baltimore, Maryland 21227
              ---------------------------------------------
                 (Address of principal executive offices)

                             (410) 242-5000
                       ---------------------------
                       (Issuer's telephone number)

              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                       if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [ X ]      No  [__]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2000, there were outstanding 6,607,606 shares of Class A Common Stock, $0.01 par value, and 2,000,000 shares of Class B Common Stock, $0.01 par value.

     Transitional Small Business Disclosure Format (check one);

                      Yes [__]       No  [ X ]

                   INTERNATIONAL MERCANTILE CORPORATION

                              Form 10-QSB Index
                              September 30, 2000

                                                                      Page
                                                                      ----

Part I: Financial Information .....................................     3

      Item 1. Financial Statements ................................     3

      Balance Sheets as of December 31, 1999
      and September 30, 2000 (unaudited)...........................    6-7

      Statement of Operations for the period
      September 2, 1999 (Date of Inception)
      through December 31, 1999 and the Nine Months
      Ended September 30, 2000.....................................     8

      Statement of Changes in Stockholder's Equity
      for the period September 2, 1999
      (Date of Inception) through December 31, 1999
      and the Nine Months Ended September 30, 2000 ................     9

      Statement of Cash Flows for the period
      September 2, 1999 (Date of Inception)
      through December 31, 1999 and the Nine Months
      Ended September 30, 2000 ....................................     10

      Notes to Financial Statements................................   11-21

     Item 2. Management's Discussion and Analysis
             or Plan of Operation .................................     22

Part II:   Other Information ......................................     27

     Item 1.    Legal Proceedings .................................     27

     Item 2.    Changes in Securities .............................     27

     Item 3.    Defaults Upon Senior Securities ...................     27

     Item 4.    Submission of Matters to a Vote of
                Security Holders ..................................     27

     Item 5.    Other Information .................................     27

     Item 6.    Exhibits and Reports on Form 8-K ..................     28

Signatures ........................................................     29

                     INTERNATIONAL MERCANTILE CORPORATION

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  Financial Statements





                    Balance Sheet as of September 30, 2000

          Statements of Operations for the Quarter and the Nine Months
                           Ended September 30, 2000

                                     and

          Statements of Changes in Stockholders' Equity and Cash Flows for the Nine Months Ended September 30, 2000 Unaudited

                       INTERNATIONAL MERCANTILE CORPORATION

                               TABLE OF CONTENTS

                               SEPTEMBER 30, 2000

                                                                    Page
                                                                    ----

     Accountants' Compilation Report                                 F-1

     Balance Sheet                                                F-2 - F-3

     Statement of Operations                                         F-4

     Statement of Changes in Stockholders' Equity                    F-5

     Statement of Cash Flows                                         F-6


     Notes to the Financial Statements                            F-7 - F-17

To the Board of Directors and Stockholders
International Mercantile Corporation, a Missouri corporation
Baltimore, Maryland




We have compiled the accompanying balance sheet of International Mercantile Corporation as of September 30, 2000, the related statements of operations for the quarter ended and the nine months ended September 30, 2000, and the related statements of changes in stockholders' equity, and cash flows for the nine months ended September 30, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying September 30, 2000 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Since inception the Company has experienced operating losses, which it has financed through related party loans, capital contributions from stockholders, and third party debt. If the Company should be unable to generate sufficient capital in the future then the Company's ability to continue as a going concern would be in doubt.




Caruso & Caruso, CPAs' P.A.


Boca Raton, Florida
November 16, 2000

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   UNAUDITED


                             ASSETS
Current Assets
--------------
   Cash and Cash Equivalents                                    $    303,733
   Accounts Receivable Net of Allowance
     for Doubtful Accounts                                         1,186,793
   Inventory                                                         476,712
   Prepaids & Other Assets                                            50,625
                                                                ------------
       Total Current Assets                                        2,017,863
                                                                ------------

Investments
-----------
   Investment in VLDC Technologies, Inc. Stock                     2,725,642

Fixed Assets
------------
   Fixed Assets, net of Accumulated Depreciation                     226,616

Other Assets
------------
   Organization Costs, Net of Amortization                           180,168
   Deposits                                                           36,042
   Capitalized Loan Costs, Net  of Amortization                      161,007
                                                                ------------
       Total Other Assets                                            377,217
                                                                ------------
            Total Assets                                        $  5,347,338
                                                                ============





   See Accountants' Compilation Report and Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   UNAUDITED


		      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses                         $    960,213
  Accrued Interest Payable                                            64,968
  Warranty Reserve - Current Portion                                   2,442
  Note Payable - Related Parties,
    Current Portion                                                  286,183
  Line  of Credit                                                    595,028
  Loans Payable                                                      247,500
  Capitalized Lease Payable - Current Portion                         10,221
                                                                ------------
     Total Current Liabilities                                     2,166,555
                                                                ------------

Long Term Liabilities
---------------------
  Committments and Contingencies
  Warranty Reserve, Net of Current Portion                            15,171
  Capitalized Lease Payable Net
    of Current Portion                                                16,249
  Note Payable - Related Party
  Net of Current Portion                                              75,000
  Convertible Debentures                                             500,000
                                                                ------------
     Total Long Term Liabilities                                     606,420
                                                                ------------

           Total Liabilities                                       2,772,975
                                                                ------------
Stockholders' Equity
--------------------
  Common stock-Class A - $.10 Par,
    31,000,000 shares authorized,
    6,607,606 shares outstanding                                    660,760
  Common stock-Class B - $.01 Par,
    2,000,000 shares authorized,
    2,000,000 shares outstanding                                     20,000
  Preferred stock - Series 1 - $1.00 Par,
    2,000,000 authorized,
    -0- shares outstanding                                                -
  Preferred stock - Series 2 - $1.00 Par,
    2,000,000 authorized,
    285,714 shares outstanding                                      285,714
  Preferred stock - Series 3 - $1.00 Par,
    5,000,000 authorized,
    -0- shares outstanding                                                -
  Additional Paid in Capital                                      3,351,952
  Accumulated Deficit                                            (1,744,063)
                                                                -----------
    Total Stockholders' Equity                                    2,574,363
                                                                -----------

    Total Liabilities & Stockholders' Equity                    $ 5,347,338
                                                                ===========



   See Accountants' Compilation Report and Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                              STATEMENT OF OPERATIONS
                                     UNAUDITED


                                                                      Nine Months
                                                 Quarter Ended           Ended
                                                 Sept 30, 2000        Sept 30, 2000
                                                   Unaudited            Unaudited
                                                 -------------        -------------
Revenues
--------
  Sales                                          $   1,548,935        $   5,594,849
  Cost of Merchandise Sold                           1,331,359            4,935,151
                                                 -------------        -------------
  Gross Profit                                         217,576              659,698

Operating Expenses
------------------
  Amortization                                          38,747               68,714
  Auto and Truck Expense                                 7,107               23,100
  Bad Debts                                            110,539              145,164
  Bank Charges & Credit Card Fees                        4,647               23,117
  Donations                                              1,817                1,817
  Depreciation                                          11,956               34,450
  Interest Expense                                      76,770              165,224
  Marketing & Advertising Expense                        8,622                8,622
  Office Supplies & Expense                              8,664               91,394
  Professional Fees                                     27,356              104,634
  Rent                                                  59,153              146,142
  Repairs & Maintenance                                  3,581               12,175
  Sales Expense                                         56,059              281,016
  Salaries & Related Costs & Benefits                  315,157              834,168
  Subcontract Labor & Temporary Help                     8,329                8,329
  Telephone                                             13,188               59,772
  Travel & Promotion                                    11,559               74,458
  Utilities                                             13,071               32,659
  Warranty Reserve                                       3,037               10,037
                                                 -------------        -------------
      Total Operating Expenses                         779,359            2,124,992
                                                 -------------        -------------

  Net (Loss) From Operations                          (561,783)          (1,465,294)

Other Revenues and (Expenses)
-----------------------------
  Finance Charge Income                                 20,675               20,675
                                                 -------------        -------------
  Net (Loss) From Operations and
    Other Revenues                                    (541,108)          (1,444,619)
                                                 =============        =============

  Earnings (Loss) per share of common
    Stock - Basic                                $     (0.2365)       $     (0.6314)
                                                 =============        =============

  Weighted Average Shares - Basic                    2,287,640             2,287,640
                                                 =============        =============
  Earnings (Loss) per share of Common
    Stock - Dilutes                              $     (0.1317)       $     (0.3516)
                                                 =============        =============

  Weighted Average Shares - Diluted                  4,108,156            4,108,156
                                                 =============        =============



     See Accountants' Compilation Report and Notes to Financial Statements

                       INTERNATIONAL MERCANTILE CORPORATION
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                     UNAUDITED


                                                                        COMMON       PREFERRED      ADDITIONAL
                                                                         STOCK         STOCK          PAID IN      ACCUMULATED
                                                          SHARES         AMOUNT        AMOUNT         CAPITAL        DEFICIT
                                                         ---------     ---------     ---------     -----------     -----------
Balance, December 31, 1999, as adjusted for
  August 8, 2000 1:7 reverse stock split                 1,728,920     $  82,892     $       0     $ 2,945,874     $  (299,444)

Issuance of Common Stock of International Mercantile
  Corporation a Missouri corp to owners of
  Micromatix.com, Inc., a Delaware corporation,
  as adjusted for
    August 8, 2000 1:7 reverse stock split
    Class A Common Stock                                   214,286        21,428             0               0               0
    Class B Common Stock                                 1,000,000        10,000             0               0               0

Issuance of Common Stock of International Mercantile
  Corporation a Missouri corporation, as adjusted for
    August 8, 2000 1:7 reverse stock split
    Class A Common Stock                                 5,664,400       566,440             0         406,078               0
    Class B Common Stock                                         0             0             0               0               0
    Series 2 Preferred Stock                               285,714             0       285,714               0               0

Net (Loss)                                                       0             0             0               0      (1,444,619)
                                                         ---------     ---------     ---------     -----------     -----------
Balance,  September 30, 2000                             8,893,320     $ 680,760     $ 285,714     $ 3,351,952     $(1,744,063)
                                                         =========     =========     =========     ===========     ===========



     See Accountants' Compilation Report and Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   UNAUDITED


CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (Loss)                                                      ($1,444,619)
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities
   Bad Debts                                                        145,164
   Depreciation & Amortization                                      103,164
   (Increase)Decrease in
     Marketable Securities                                          715,075
     Accounts Receivable                                           (482,486)
     Inventory                                                       (1,086)
     Prepaids & Other Assets                                        (36,327)
     Deposits                                                       (17,712)
     Organization Costs                                             (14,967)
     Capitalized Loan costs                                        (198,090)
     Increase(Decrease)
     Accounts Payable & Accrued Expenses                            214,995
     Due to Related Party                                          (261,322)
     Accrued Interest                                                55,916
     Warranty Reserve                                                10,287
                                                                 ----------
   NET CASH USED IN OPERATING ACTIVITIES                         (1,212,008)
                                                                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Acquisition of Fixed Assets                                      (61,058)
                                                                 ----------
   NET CASH USED IN INVESTING ACTIVITIES                            (61,058)
                                                                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from Loans, Notes Payable
     and Line of Credit                                           1,700,000
   Payments on Loans, Notes Payable
     and Line of Credit                                          (1,443,022)
   Payments on Capital Lease                                         (7,538)
   Capital Contributions                                            406,078
   Issuance of Capital Stock                                        883,582
                                                                 ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,539,100
                                                                 ----------

NET INCREASE (DECREASE) IN CASH                                     266,034

CASH - BEGINNING                                                     37,699
                                                                 ----------
CASH - ENDING                                                    $  303,733
                                                                 ==========



   See Accountants' Compilation Report and Notes to Financial Statements

                INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS


1.  Organization and Summary of Significant Accounting Policies

ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the predecessor company received 2,500 shares of the Company's stock for each share of the predecessor company; a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the predecessor company. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. The Company, however, has not completed the requisite articles of merger and related documents, which are required to be filed with the applicable state authorities.
Subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction was, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company.

REVENUE RECOGNITION

Revenues are derived primarily from sales of build-to-order personal computers and related PC hardware via the Company's business-to-business e:commerce. Revenues related to these sales are recognized when a computer product is shipped and invoiced.

INVENTORY

Inventory consists of component parts as there was no work in process at year-end and all finished products were shipped prior to September 30, 2000. The Company maintains a perpetual inventory system and determines quantities by the average cost method. Inventory is valued at the lower of actual cost or market, net of inventory allowance.

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

WARRANTY RESERVE

The Company maintains a depot warranty on components sold and manufactured systems for three years; the equivalent period of time that substantially all components from supplier manufacturers are warranted. As the Company has not established a history of warranty service, a warranty reserve of one quarter of 1% of sales has been recorded at September 30, 2000.

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

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 does not impact the Company's revenue recognition.

                INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS


EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the nine months ended September 30, 2000 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period. Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS were computed as a result of the Company's complex capital structure; including 285,714 shares of Series 2 Preferred stock, 2,000,000 shares of Class B Common stock, and 178,571 equivalent converted shares represented by the $500,000 Convertible Debenture.


2.	Allowance for Doubtful Accounts

In accordance with Generally Accepted Accounting Principles the Company records anticipated uncollectible amounts by creating an allowance account. Bad Debt Expense is recognized using the Percentage of Sales method. For the nine months ended September 30, 2000 the Company recognized a Bad Debt Expense of $145,164. In the nine months ended September 30, 2000 no actual receivables were directly written off. As a result, the allowance account included on the balance sheet, as net of account receivables is $162,500 at September 30, 2000.

               INTERNATIONAL MERCANTILE CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


3.  Related Party Transactions

The Company's financing since inception, throughout its development stage and during the nine months ended September 30, 2000 has been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders. At September 30, 2000 the Company had liabilities to a major shareholder of $100,000 in the form of an unsecured note payable bearing interest at 8% per annum. The note calls for six annual principal installments of $25,000 plus accrued interest. In January, 2000 the Company paid the second annual principal installment of $25,000. The note was issued for the purchase of machinery, office equipment and furniture from the shareholder. Accrued interest through September 30, 2000 is $6,002.

A B securities, a shareholder of IMTL, acquired authorized, but unissued, shares of University Mortgage, Inc. (UMI) diluting the voting and equity interest of IMTL in UMI to less than 5%. The shares of UMI remaining after the dilution were then exchanged in a stock for stock transaction for registered shares of Virtual Lender.com, Inc.
(VLDC), a publicly traded company. The investment is recorded at cost. On December 31, 1999 IMTL acquired 3,000,000 authorized but unissued shares of VLDC's restricted common stock in exchange for 3,000,000 shares of IMTL restricted Class A common stock. In April 2000, the Company received an additional 1,000,000 shares of VLDC's restricted common stock in exchange for the balance of IMTL's equity interest in UMI. The investment is recorded at the fair market value of Virtual Lender.com, Inc. stock as of the date of the exchange.

At September 30, 2000 the Company had outstanding a note payable to a major stockholder due in one lump sum payment of principal and interest on or before November 23, 2000. The note, the principal balance of which is $261,183 at September 30, 2000, bears interest at a rate of 8% per annum, and is unsecured. As of September 30, 2000 interest has accrued in the amount of $19,301.


4.    Commitments

The Company leases its corporate offices and manufacturing facilities in Baltimore, Maryland under a six-year lease agreement, which began on October 1, 1999. The lease encompasses commercial facilities of approximately 40,000 square feet. Rent for the first year was $14,274 per month plus applicable sales tax, utilities, maintenance and property tax reimbursement and will increase approximately 5% in each of the succeeding five years. An additional security deposit of $14,274 was paid to the landlord on February 21, 2000. The Company leased sales offices in New York, NY under a one-year lease agreement, beginning March 1, 2000. The lease encompassed office facilities of 1,000 square feet. Rent was $1,774 per month. In May 2000 the Company vacated the New York offices and forfeited the security deposit as satisfaction to the landlord on the lease.

                INTERNATIONAL MERCANTILE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS


Commitments  cont'd

Future minimum requirements of the Baltimore, Maryland corporate offices and manufacturing facilities are:

       	FYE 12/31/00             $ 45,739
        FYE 12/31/01              182,371
        FYE 12/31/02              187,040
        FYE 12/31/03              189,957
        FYE 12/31/04              195,790
        Thereafter                130,257
                                 --------
                                 $931,154
                                 ========


The Company issued 285,714 shares of Preferred, Series 2, $.10 Par stock to a shareholder for the purpose of securing financing in the amount of $1,000,000. The stock is being held in escrow pending the consummation of the financing contract, which as of the date of these financial statements has not occurred, nor, according to management is likely to occur.
 .
Included in the Company's Trade Accounts Payable is a $140,000 payable to a vendor, which the Company has secured with 150,000 restricted shares of Class A common Stock.

In June 2000, the Company issued a private offering of convertible debt debentures for the purposes of securing capital in the amount of $3,000,000. The investment was funded by an initial payment of $500,000 at closing and is to be followed by monthly installments of $250,000 each for ten months beginning the month after an effective registration statement is filed with the Securities and Exchange Commission (SEC). On August 16, 2000 the Company filed a SB-2 registration statement with the SEC pursuant to this contract. The SEC declined to review the SB-2 statement and notified the Company as such on September 19, 2000. As a result no funding has been received as of the date of these financial statements as the Company is required to make substantive amendments to the registration statement before the SEC will continue a review of the prospectus. The Company has the right to prepay the Note at 130% of the principal balance at the time of prepayment upon 10 days written notice. Interest accrues on the debenture at 8% per annum payable in restricted Class A common stock. As of September 30, 2000, the Company has accrued interest in the amount of $12,889. The equity instrument is convertible, at any time, into Common Stock at a price equivalent to the lower of 70% of the lowest closing bid price as reported on the OTC Bulletin Board for the three days preceding receipt by the Company of a notice of conversion or $.40. Of the initial $500,000 funding, $150,000 was distributed in payment of legal, consulting and brokerage fees incurred to facilitate the contract. The balance of $350,000 was used to reduce related party debt.

               INTERNATIONAL MERCANTILE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS


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
              FYE 12/31/00                  $  3,705
              FYE 12/31/01                    14,821
              FYE 12/31/02                    13,586
                                            --------
                                              32,112
Less Amount representing interest              5,642
                                              26,470
Less current maturities                       10,221
                                             -------
Long-term debt, less current maturities      $16,249
                                             =======

6.  Officers' Compensation

Prior to the reverse acquisition, the Company's day-to-day activities were managed by certain officer/shareholders, who contributed their time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements. Subsequent to the merger one of these officer/shareholders is compensated as a consultant through a wholly owned corporation of the officer/ shareholder and another officer is being compensated through the Company's payroll.

7.  Fixed Assets

Fixed assets for the Company consisted of the following at September
30, 2000:

                                                   Accumulated
                                  Fixed Asset      Depreciation       Balance
                                  -----------      ------------      ---------
Website Development                $   9,466         $   1,232       $   8,234
Furniture & Fixtures                  33,117             4,882          28,235
Manufacturing/Warehouse Equip         38,026             5,366          32,660
Computer Hardware                     79,093            12,769          66,324
Transportation Equip                   7,000             1,458           5,542
Office Equipment                      36,724             7,133          29,591
Software Systems                      64,120             9,090          55,030
Leasehold Improvements                 4,000             3,000           1,000
                                   ---------         ---------       ---------
                                   $ 271,546         $  44,930       $ 226,616
                                   =========         =========       =========

              INTERNATIONAL MERCANTILE CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


8.  Employee Stock Option Plan

The Company's Board of Directors has authorized officers of the Company to offer certain employees benefits under an unqualified Employee Stock Option Plan, which, as of the date of these financial
statements, has not been consummated.   The terms of such options are
contracted between each eligible employee and the Company on a case-by-case basis. As of the date of these financial statements, 7 such plans are either active, pending the start of employment or under negotiation; none are vested.

9.  Notes Payable and Convertible Debentures

Notes Payable consist of the following at September 30, 2000:

    Note Payable - related party dated September 6, 1999    $ 100,000
    Note Payable - related party dated November 23, 1999      261,183
                                                              361,183
                Less Current Portion                          286,183
                                                            ---------
                Long Term Portion                           $  75,000
                                                            =========

Loans Payable consist of the following at September 30, 2000:

    Loan Payable - Dated November, 1999                     $   7,500
    Loan Payable - Dated March, 2000                           50,000
    Loan Payable - Dated April, 2000                          150,000
    Loan Payable - Dated May, 2000                             40,000
                                                            ---------
                                                              247,500
                Less Current Portion                         (247,500)
                Long Term Portion                           $    -
                                                            =========

Convertible Debentures at September 30, 2000 are as follows:

    Convertible Debentures dated June 4, 2000               $ 500,000
                Less Current Portion                                0
                                                            ---------
                Long Term Portion                           $ 500,000
                                                            =========

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount. Interest expense on the above notes and convertible debentures for the nine months ended September 30, 2000 amounted to $66,072.

                 INTERNATIONAL MERCANTILE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS


10.  Line of Credit

On March 22, 2000 the Company entered into a factoring agreement with an unrelated third party to fund the purchase of inventory to fulfill purchase orders under an agreement to manufacture approximately 2,000 white-box computer units per month for a national satellite distributed program network marketing group. The factoring arrangement is in the form of a one year revolving line of credit, which allows for the drawing of funds by the Company in an amount equal to 75% of the purchase orders received from the marketing group. The line of credit is capped at $750,000 representing up to $1,000,000 of purchase orders. The financing calls for the payment of 3 points per month on open invoices and is secured by an assignment of the underlying receivable, acquired inventory related to the contract, and 214,286 restricted shares of the Company's Class A common stock. The Company issued 650,000 restricted shares to the lender as a fee for securing the financing. For the nine months ended September 30, 2000 the Company paid $99,152 in financing costs and accrued an additional $26,766 of interest payable related to the line of credit. As of the date of these financial statements, the line of credit is in default as payments of principal and interest are past due. Consequently, the lender has disallowed further advances on the credit line. Management and the lender are working jointly with counsel to collect the underlying receivable. As of the date of these financial statements legal action has been filed in this regard by the Company to collect the underlying receivable. The balance of the receivable as of September 30, 2000, including additional financing charges is $611,774. The Company has reserved an allowance of approximately $61,000 against this receivable.

11.  Contingencies

The Company's sales during the nine months ended September 30, 2000 include one significant customer that represents 17% of the total sales. As of the date of these financial statements the Company is no longer providing products or services to this customer as the customer is over 120 days past due on outstanding invoices.

In July 1999 Bowne & Co, Inc., a financial corporate printer filed suit against the Company in New York seeking approximately $18,000 for claims of outstanding printed invoices. As of September 30, 2000 the suit is still pending and the outcome is not yet determinable.

In August 2000 Interim Atlantic Enterprises, LLC filed suit against IMTL for $11,038. This suit concerns a claim that an employee did not work the minimum number of days required under the terms of a contract between IMTL and Interim Atlantic Enterprises, LLC. As of September 30, 2000 the suit is still pending and the outcome is not yet determinable.

              INTERNATIONAL MERCANTILE CORPORATION
                 NOTES TO FINANCIAL STATEMENTS

12.  Going Concern

The Company's financing has been provided by related party loans, capital contributions from shareholders and third party loans. The Company anticipates that through the rest of the current fiscal year and following years, sales will continue to increase as a result of its operations and capital will be increased by continued sales of the Company's Common Stock. If either or both of these sources fail to meet the Company's capital requirements, the Company's ability to continue as a going concern would be in doubt. The financial statements do not include any adjustments regarding the going concern and have been prepared with the assumption that the Company will continue perpetually.

13.  Segment Information

The Company operates primarily in two industry segments: (1) whitebox system sales and (2) computer component sales. The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1. The table below presents information about reported segments at September 30, 2000:

                            System        Component
                             Sales          Sales          Other         Total
                          -----------   -----------    -----------    -----------
Sales                     $ 3,754,103   $ 1,826,614    $    14,132    $ 5,594,849
Gross Profit                  402,434       243,132         14,132        659,698
Operating Income (Loss)       201,683        86,921     (1,733,223)    (1,444,619)
Assets                      1,697,442       548,902      3,100,994      5,347,338
Capital Expenditures            3,380         1,646         56,032         61,058
Depreciation Expense            2,684         1,307         30,459         34,450



14.  Reverse Stock Split

On August 8, 2000 the Company, through a Board action, authorized a 1:7 reverse split of the Company's outstanding Class A Common Stock, and outstanding Series 1, Series 2 and Series 3 Preferred Stock. The Board approved the rounding up of every fractional shareholder to a full share, with all shareholders equally affected. Coinciding with the reverse split, the Company increased the par value of its Class A Common Stock from $.01 to $.10 per share, and increased the par value of its Preferred Stock from $.10 to $1.00 per share. The purpose of the reverse split was to facilitate raising additional capital for the Company and allow management to find possible merger and acquisition candidates.

15.   Subsequent Events

An unwind provision existed as part of the merger agreement, whereby the merger agreement could be rendered void. As of September 2, 2000 this provision of the merger agreement expired.

              INTERNATIONAL MERCANTILE CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


Subsequent Events cont'd

On November 11, 2000 the Company signed a contract to acquire a privately held developer (proposed acquired company) of embedded Linux thin client systems as a wholly owned subsidiary of the Company. The agreement is subject to due diligence, including independent valuation of the proposed acquired company, which if satisfactory to the Company's management, will result in the consummation of the merger. The terms of the merger call for each issued common share, $.001 par value, of the proposed acquired company as of the closing shall be converted into and exchanged for .85 shares of fully paid and non assessable IMTL Class A common stock.

Item 2.     Management's Discussion and Analysis or Plan of
            Financial Condition and Results of Operations.


CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HORBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding International  Mercantile Corp
("the Company" or "IMTE") and its business and operations contains "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "except,"
"anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or plan of Operations-Factors That May Affect Future Results" in the Company's quarterly report on the form 10-QSB for the quarter ended September 30, 2000. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

     The following discussion and analysis should be read in conjunction with the financial statements appearing as Item {1} to this Report. These financial statements reflect the operations of the Company for the nine months ended September 30, 2000 and year ended December 31, 1999.


(a) Results of Operations


     For the period of operations since inception on 9/2/99 and ending 12/31/99, our Company posted total sales of $1,465,294. Total sales for the nine months ended 9/30/00 were $5,594,849. While sales for the first quarter were strong, sales for the second quarter were subject to a flattening due to market conditions that were reflected throughout the technology industry as a whole. Average monthly sales for the nine months ended 9/30/00 increased 27% over the average monthly sales for the fourth quarter of 1999. We were able to realize this degree of growth due to the groundwork we established during the first quarter of our operations. Our management recruited top sales personnel, with significant customer bases, which reflect our goals in both our target markets and reseller qualifications. As a result of hiring these salespersons, we obtained an immediate clientele with existing purchasing power, and increased sales began to materialize. Since our manufacturing, warehouse facility, administration, technical support and purchasing departments are fully staffed with quality personnel, we were able to respond and fulfill the needs of our customers. As a result of our proactive outlook, our SG&A for the quarter ended 12/31/99 is higher than would occur under normal business conditions given the level of sales generated. The SG&A of $512,065 as a percentage of sales for the period since inception on 9/2/99 and ending 12/31/99 was 35%. This is a reflection of the quality of the personnel and our Company's positioning to allow it to handle the higher sales volume once it is realized. For the nine months ended September 30, 2000, SG&A is $2,124,992 or again, 38% of sales.

     In the third quarter of 2000, management began taking measures to reduce the SG&A as a pro-active correction should the market conditions continue for any length of time.

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

(b)  Plan of Operation

     Our primary emphasis through December 31, 1999 was placed upon our capitalization, the establishment of our website, our internal infrastructure, our production lines and the development of our marketing team. During the nine months ended September 30, 2000, this emphasis, while continuing to be of importance to the growth of the Company, shifted more to sales and production, which we expect to continue to be our emphasis throughout the remainder of the year 2000. We will endeavor to increase sales by capturing a larger percentage of the growth in the white box market. Based upon our current SG&A rate, we believe that sales revenue of $2.0 million per month, at a gross margin of 12%, is our Company's break even level.

    Management believes that this sales revenue is achievable.  Our growth is projected  to result from an increase in sales equal to or greater than
50% each quarter, which  would  annualize to   approximately   $18 million
in sales, if adequate capitalization is achieved. Potentially, should all of the contracts that we are currently negotiating materialize, annual sales could exceed $40 million for the calendar year 2001. Coinciding with this anticipated growth is the anticipated need for additional financing. The Company currently has utilized a majority of a $750,000 line of credit to the Company in the form of a factoring arrangement, secured by (i) an assignment of the underlying receivable, (ii) acquired inventory related to the receivable, and (iii) 1,500,000 shares of the Company's Class "A" common stock. For the quarter ended June 30, 2000, sales and production were in line with our capital limitations. With our projected increase in capital described below, the company believes that it will attain the goals established.

     The Company has also entered into a funding arrangement, which would provide $3,000,000 in operating capital over the course of the next year in exchange for class A common stock as outlined in the financial statements. This arrangement is subject to an SB-2 registration which the SEC has notified the Company that a substantive amendment is required prior to review by the SEC.

     In addition, future growth strategies may include strategic acquisitions should opportunities arise which would not jeopardize current operations.
The Company has signed a Stock Exchange Agreement to acquire LINUX One, inc, a privately held developer of embedded LINUX thin client systems. Final terms and conditions must be agreed to by both parties in order to consummate the agreement. This anticipated growth, along with the growth already experienced, has and will strain our financial and operational resources. Additional funding is necessary to achieve the results projected. Multiple funding avenues are currently being explored to provide the resources needed to fund the growth while allowing our Company to maintain debt at a manageable level for our cash flow.

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


Production

     Our production department is designed for flexibility and staffed with skilled assemblers and system integration technicians. Small to medium quantity orders can be easily produced on our existing custom configuration line. In addition, we have the capability, at very short notice, of activating an assembly line of skilled workers for large production builds. As these contracts increase in consistency and quantity, these additional workers will be utilized on a permanent basis. Our production facility has the capacity to add additional assembly lines on an as needed basis. We have completed the required independentaudit for ISO 9002 certification and we were certified on April 26, 2000. The ISO 9002 certification is an
internationally   accredited  standard,  which guarantees that our product
is processed to the highest quality standard. In addition, it allows our Company to participate in and be awarded state and federal government contracts.


Inventory

     We manage the quantity and quality of our component inventory through our experienced purchasing personnel and warehousing policy and procedures. We strive to maximize our responsiveness to customer requirements while optimizing inventory turnovers. Inventory management is critical to the success of our business. Our strategy is to focus on products with high turnover ratios to reduce exposure to product obsolescence, changing consumer demands and declines in market prices, while still fulfilling the needs of our customers. Our software program facilitates the control of purchasing, inventory, and accounts payable. Each sales representative has available real-time data with respect to our inventory levels. We believe that we are able to take advantage of synergies and efficiencies arising out of the combination of system assembly and inventory warehousing in a single facility.

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

     We have limited capital. We require significant capital to developed our business and acquisition program. To date all of our costs have been funded via sales of common stock and loans. We will continue to require significant funds as we grow.

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

    Demand and market acceptance for white box PC systems are subject to a high level of uncertainty. We cannot assure that widespread acceptance of white box PC systems, or our products in particular, will occur. We will rely on Value Added Retailers {VAR's} who utilize white box PC systems to purchase our products. In order for us to be successful, these VAR's must perceive us as their partner, not their competitor. Further, issues concerning the reliability, cost and quality of white box PC systems may affect our market. We cannot assure that VAR's will view us as "partners" and utilize our products. If our products do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

     During May 2000, we sold 161,500 shares of our common stock at various prices ranging from $0.30 to $.50 per share (depending upon OTCBB price quotations for our common stock at the time of sale), $80,000 in
the aggregate,  pursuant  to a  private   placement transaction.  The
exemptions we relied upon were Sections 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The stock was sold to 13 individuals and/or entities, all of whom were "accredited" investors as that term is defined in Regulation D. The net proceeds to our Company for the sale of the 161,500 shares were approximately $53,287 after offering expenses and commissions of approximately $26,713. No underwriting discounts were paid by our Company in connection with the abovementioned transactions.

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

       (3)   Our Lease Agreement  (incorporated  by
             reference to our Report on Form 10-K for the year ended December 31, 1999).

       (4)   Our Note  Payable  to Sarah  Saul Simon
             Trust (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1999).

       (5)   Our Note Payable to Red River Trading
             (incorporated by reference to our Report on Form 10-K for the year ended December 31, 1999).

       (6) Our Stock Exchange agreement with LinuxOne,Inc. (to be filed by later amendment to this Form 10-QSB).

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


Date: November 20, 2000



By: /s/ C. Timothy Jewell
    --------------------------
        C. Timothy Jewell,
           Chief Exec. Officer
           President, Director


By: /s/ Frederic S. Richardson
    --------------------------
        Frederic S. Richardson,
           Director


By: /s/ Max W. Apple
    --------------------------
        Max W. Apple,
           Director

Date: November 20, 2000