Form 10KSB
period 2000-12-31
INTERNATIONAL MERCANTILE CORP
filed 2001-04-16
CIK 51387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

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
      (Address of principal executive offices)        (Zip Code)

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

                      Class A Common Stock, $0.10 par value
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

        Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

        State issuer's revenues for its most recent fiscal year......$7,064,025.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

        As of April __, 2001, the aggregate market value of Class A Common
Stock, $0.10 par value, held by non-affiliates was approximately $______________
(_____________ shares at $___________, which is an average of the bid and asked price).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

        As of December 31, 2000, there were 9,333,536 outstanding shares of
Class A Common Stock, $0.10 par value, and 2,000,000 shares of Class B  Common
Stock, $0.01 par value.

            Transitimal Small Business Disclosure Format (check one)

                                    Yes        No   X

                                Table of Contents
                                      10KSB

Table 1......................................................................
Item 6....................................................................... 12
Item 7....................................................................... 12
Item 8....................................................................... 12
PART III..................................................................... 12
Item 9....................................................................... 12
Table2.......................................................................

                                     EX-10.1

Table 14..................................................................... 66

                                     EX-10.4

EX-10.4...................................................................... 78

                                      EX-27

Exhibit 27 Table............................................................. 80

                                     PART I

Item 1.        Description of Business

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements.
Examples of forward looking statements include, but are not limited to (i)
projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii)
statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv)
statements of assumptions underlying other statements and statements about the
Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation
Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

     We were organized as International Mercantile Corporation under the laws of
Missouri on March 10, 1971 to operate in the insurance industry.  Since
September 2, 1999, we have engaged in the business of manufacturing competitively  priced custom- configured, build-to-orde r, unbranded or
"white-box" desktop systems and servers for value added resellers ("VARs"). We presently do business under the fictitious name of Micromatix.net
("Micromatix").  Unless the context otherwise requires, all references to the
"Company" "we" "our" and other similar terms means Micromatix, but not Home
America Mortgage Company, our other subsidiary company which is presently inactive.

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

    Our Purchase, Sale and Reacquisition of Home America Mortgage Company

    Purchase - October 1992

    Home America Mortgage Company ("Home America ") was incorporated in 1986 under the name Realty Mortgage Company and in October 1992, Frontier purchased
Home America  from the C. J Brown Corporation. Home America operated as a provider of first mortgage residential home loans. Home America  originated, processed, underwrote, closed, funded and delivered qualifying home loans to established mortgage companies throughout the country. Its target markets were in Louisiana, Alabama and Texas. Home America originated over 1,056 loans in
1994 and 1,190 loans in 1993 totaling approximately $90,000,000 and $92,000,000, respectively. Home America's revenues were derived primarily from origination fees, servicing-release fees, and discount income. Home America ceased operations in November 1995.

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

    In 1999, prior to the sale of University Mortgage Inc. to PCLoan.com,
University Mortgage Inc. sold a substantial control position to one of our affiliates through the purchase of authorized but unissued shares of University
Mortgage Inc., in exchange for assets and debt assumption.

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

    Since September 2, 1999, we have engaged in the business of manufacturing competitively  priced custom-configured, build-to- order, unbranded or
"white-box" desktop systems and servers for value added resellers ("VARs"). We presently do business under the fictitious name of Micromatix.net
("Micromatix").  Unless the context otherwise requires, all references to the
"Company" "we" "our" and other similar terms means Micromatix, but not Home
America Mortgage Company, our other subsidiary company which is presently inactive.

     Our Recapitalization With Micromatix.com, Inc.

     On September 2, 1999, we entered into a transaction with Red River Trading
Company, Inc. ("Red River"), the sole shareholder of Micromatix.com, Inc., a
Delaware corporation, whereby we recapitalized our Company with Micromatix.com,
Inc., in exchange for consideration payable to Red River equal to $1,375,000, payable by delivery of: (i) one million shares of Class B common stock at a deemed price of $1.00 per share, each share of Class B common stock being entitled to 51 votes; and (ii) 1.5 million shares of Class A common stock at a market value of $.25 per share. We are treating this transaction as a reverse merger for accounting purposes, even though we have not yet filed the requisite articles of merger and other related documents with the applicable state authorities.

        Acquisition Agremement with LinuxOne, Inc.

         On Novewmber 11, 2000, we signed a Stock Exchange Agreement to acquire
LinuxOne, Inc. LinuxOne, Inc, is a privately held developer of embedded LINUX thin client systems. Final terms and conditions must be agreed to by both parties in order to consummate the existing agreement.  On April 5, 2001 the original contract dated November 11, 2000 was amended to change the transaction from a merger agreement to an asset acquisition agreement.  The agreement requires LinuxOne, Inc. to raise $3,000,000 in capital prior to the closing of the transaction. As of this time, the capital has not been raised.  In addition, there remain several open due diligence items, including receipt and review of audited financial statements for LinuxOne, Inc.  Therefore, we do not anticipate closing in the near future. We are exploring other acquisitions to compliment its manufacturing capabilities in the computer related industry. We are also searching for financing to expand our growth internally as well as acquisitions.

     (b)  Our Present Business

     Since September 2, 1999, we have engaged in the business of manufacturing competitively  priced custom-configured, build-to- order, unbranded or
"white-box" desktop systems and servers for value added resellers ("VARs"). We are in our development stage. We presently do business under the fictitious name of Micromatix.net ("Micromatix").  Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means Micromatix, but not Home America Mortgage Company, our other subsidiary company which is presently inactive.

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

     Our success depends upon our senior management and operational management, particularly, C. Timothy Jewel, our President and Chief Executive Officer. The
loss of any one of their services  could have a material affect on our Company.
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

Item 3.   Legal Proceedings.

     In July of 1999, Bowne & Co., Inc., a financial and corporate printer, filed suit against us in New York, seeking  approximately $18,000 for, among other things, outstanding printing invoices. The suit is still pending.

         In August 2000 Interim Atlantic Enterprises, LLC filed suit against us for $11,038. This suit concerns a claim that an employee did not work the minimum number of days required under the terms of a contract between IMTL and
Interim Atlantic Enterprises, LLC.  The suit is still pending.

         On March 28, 2000, Microsoft Corporation filed a complaint against us and an employee for alleged copyright and trademark infringement and related causes of action.  On November 7, 2000 we filed an answer denying all of
Microsoft's claims.  The suit is still pending.

One of the larger customers, Creative Personalities, Inc., failed to pay a substantial invoice, and we filed suit on September 28, 2000. This receivalbe total $__________. Efforts to settle this case have failed as of March 17, 2001.
We will continue these efforts at the direction of the court untill the trial date.

       No other material legal proceedings are pending to which we are a party.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholders Matters.

     (a)  Market Information

     Our Class A Common Stock ("common stock") has been traded on the over-the-counter market since 1971. The following table sets forth the range of high and low bid quotations for each quarterly period in the fiscal years ended
December 31, 2000 and 1999, as reported by over-the-counter market quotations.
The quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

 [TO BE UPDATED]
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

     (b)  Holders

     As of __________, 2001, there were approximately ___________ holders of record for our Class A Common Stock and ___________ holders of record for our
Class B Common Stock (the latter is not traded).

     (c)  Dividends

     No cash dividends were declared or paid on either class of our common stock for the last two fiscal years.  No restrictions limit our ability to pay dividends on our common stock.

     Recent Sales of Unregistered Securities

[TO BE PROVIDED]

Item 6.   Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HORBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding International  Mercantile Corp ("the Company"
or "IMTE") and its business and operations contains "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995. These
statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may,"
"except," "anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or plan of Operations-Factors That May Affect Future Results" in the Company's annual report on the form 10-K for the year ended December 31, 2000. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

     The following discussion and analysis should be read in conjunction with the financial statements appearing as Item {1} to this Report. These financial statements reflect the operations of the Company for the years ended  December
31, 2000 and December 31, 1999.

(a) Results of Operations

     For the period of operations since inception on 9/2/99 and ending
12/31/99, our Company  posted  total sales of $1,465,294.  Total sales for the twelve months ended  12/31/00 were 7,064,025.  While sales for the first quarter were strong, sales  for the  second  quarter  were  subject  to a  flattening  due to  market conditions  that were reflected  throughout the technology  industry as a whole.  Average monthly sales for the twelve months ended 12/31/00 increased 61% over the average  monthly  sales for the fourth quarter of 1999. We were able to realize this degree of growth due to the  groundwork  we  established during the first quarter of our operations.
Our management recruited top sales personnel, with significant  customer bases,  which reflect our goals in both our target markets and  reseller qualifications.  As a result of hiring these salespersons, we obtained an immediate  clientele with existing  purchasing  power, and increased sales began  to materialize.  Since our manufacturing, warehouse facility, administration,  technical support and purchasing departments were staffed with  quality  personnel,  we were able to respond  and fulfill the needs of our customers. Unfortunately, this build up occurred with the anticipation of a capital infusion. Capital was then, and is now, required in order to have the inventory necessary to increase sale volume that can be created by this team. As a result fixed overhead that has been built up caused a significant loss in 2000.

         In the third quarter of 2000, management began reducing the SG&A to compensate for the lack of funding and the change in market conditions that slowed down demand for product throughout the industry.

         The same market conditions currently exist in the financial market, where NASDAQ stocks have plummeted in value and have brought a dramatic decline in the value of our stock position in VLDC. This decline is shown as a non-operating loss in our year ended December 31, 2000 statement. Additionally, this slow down has caused delays in our ability to raise additional capital necessary to expand our business.

     The industry trends which effected the Company's sales also effects our customer's  ability to pay their  balances to us in a timely  manner.  While the majority of our customers are current and paying on a timely basis.

Our largest receivable refused to pay and we were forced to file suit on
September 28, 2000. This receivable totals $628,745. We have increased our reserve for doubtful accounts to $410,870 in order to compensate for our evaluation of this receivable. Efforts to settle this case have failed as of
March 17, 2000. We will continue these efforts at the direction of the court until the trial date.

(b)  Plan of Operation

     Our primary emphasis through December 31, 1999 was placed upon our capitalization,  the establishment of our website, our internal infrastructure, our production lines and the development of our marketing team.  During the year ended December 31, 2000, we placed more emphasis on sales and  production. We endeavored to increase sales by capturing a larger  percentage of the growth in the white box market.

         Plans for 2001 have been dramatically altered to compensate for the lack of funding at this time. Management believes that demand for product will return in 2001, but we are reacting cautiously.

         In order to reduce Overhead, we are negotiating to sub-let part of our facility. If successful, we will reduce our occupancy expense by approximately
33.3%. Other measures have been taken, which we believe will reduce our Overhead by approximately 60%.

         Further growth in sales and profitability is dependant upon capital infusion. Funds are needed to increase our inventory of parts, so that we can increase our sales volume in the future.

         Current efforts to secure capital are in motion. We are negotiating with several groups with various funding alternatives. These range from private placements of equity or debt to SB-2 Registration.

         Reductions in SG&A expenditures and an increase in our GROSS PROFIT
MARGIN should now allow us to break even at a $900,000 monthly sales volume per month or approximately $10,800,000 per year.

     In addition, future growth strategies may include strategic acquisitions should opportunities arise which would not jeopardize current operations.
The Company has signed a Stock Exchange Agreement (Amended To Asset Purchase
Agreement) to acquire LINUX One, inc, or its assets. LINUX One, inc, is a privately held developer of embedded LINUX thin client systems. Final terms and conditions must be agreed to by both parties in order to consummate the agreement.  This agreement requires LINUX One to raise $3,000,000 in capital prior to the closing of the transaction. As of this time, the capital has not been raised and therefore, we do not anticipate closing in the near future.
The company is exploring other acquisitions to compliment its manufacturing capabilities in the computer related industry. We are also searching for financing to expand our growth internally as well as acquisitions.

Marketing

     We currently have a sales force consisting of six account executives, with varying degrees of experience, but all with knowledge of computers essential to assisting customers in configuring their orders optimally. In addition, we have an account executive specializing in government sales and marketing,  along with the management of our strategic  corporate accounts
(Fortune 500). Our website allows our customers  and potential customers to view our specials and to apply for  active  account  status. In the year 2001, we have plans to upgrade our website to allow our customers to custom  configure their orders  online,  with real-time interaction with our inventory software to allow them to ascertain availability of product, and an order tracking function which will allow the customer to monitor their orders progress through production. We anticipate that this upgrade will cost approximately $75,000. Our sales department is currently faxing to all current customers and potential customers in our extensive database our specials on a weekly basis.
Additionally, we have tele-marketers calling and updating our database of prospective customers on a daily basis.

Production

     Our production department is designed for flexibility and staffed with skilled assemblers and system integration technicians.  Small to medium quantity orders can be easily produced on our existing  custom  configuration line.  In addition, we have the capability, at very short notice, activating an assembly line of skilled workers for large production builds. As these contracts increase in consistency and quantity, these additional workers will be utilized on a permanent basis. Our production facility has the capacity to add additional assembly lines on an as needed basis. We have completed the required independent audit for ISO 9002 certification and we were certified on
April 26, 2000. The ISO 9002 certification is an internationally accredited standard, which guarantees that our product is processed to the highest quality standard. In addition, it allows our Company to participate in and be awarded state and federal government contracts.

Inventory

         As mentioned in Results of Operations and Plan of Operation, capital to increase the inventory is essential to the sales goals we have set for the
company.    We manage the quantity and quality of our component inventory through our experienced purchasing personnel and warehousing policy and procedures.  We strive to maximize our responsiveness to customer requirements while optimizing inventory turnovers.  Inventory management is critical to the success of our business.  Our strategy is to focus on products with high turnover ratios to reduce exposure to product obsolescence,  changing consumer demands and  declines in  market  prices, while  still fulfilling  the needs of our  customers.  Our software program facilitates the control of purchasing,  inventory, and accounts payable.  Each sales representative has available real-time data with respect to our inventory levels. We believe that we are able to take advantage of synergies and efficiencies arising out of the combination of system assembly and inventory warehousing in a single facility.

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

Item 7.   Financial Statements

    Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report.  A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not Applicable

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

  (a)  Identity of directors and executive officers.

Name                  Age       Position                   Director Since

Maxwell Apple         61        Director, Chairman of the
                                Board, Secretary              1991

C. Timothy Jewel      43        President, Chief Exec.
                                Officer                       *

Frederic Richardson   40        Director, Treasurer,          1997
                                Executive V.P., Ass't
                                Secretary, Chmn. Emeritus

Edward A. Hutya       56        Director                      1997

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

    Mr. C. Timothy Jewell has been our President and Chief Executive Officer since September 1999.  From 1997 to 1999, Mr. Jewel served as general manager of
Arbor Computer Company, a computer manufacturing company. Prior to that time,
Mr. Jewell served as a consultant with CTJ Enterprises, Inc., a computer systems integration consulting firm. Mr.  Jewell received a Bachelor of Science degree in accounting from the University of Tennessee in 1976 and an MBA in Finance
from Southeastern University in 1980.

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

    Mr. Edward A. Hutya has been one of our directors since 1997. He also served as our vice president until September 1999. He is currently the president of the
Center of Independent Living and a consultant to Riverside Healthcare foundation, two not-for-profit organizations. Mr. Hutya has many years of experience in the operations and acquisitions of health care properties. During his tenure as president of several not-for-profit corporations, Mr. Hutya directed corporate development for the acquisition of housing and nursing facilities for the elderly and special populations. Mr. Hutya also selected and hired management companies which operated nursing homes. Prior to his involvement with not-for-profit organizations, Mr. Hutya specialized in financing, including equipment, vehicles, real estate and governmental leasing and financing. Mr. Hutya received a degree in Economics from the University of
Connecticut in 1965, and participated in graduate work in Urban Economics at
American University.

Officer and Director Resignations

     On ____________, 2000, Bernard Cary resigned as Vice President and Chief
Operating Officer of our Company.

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
 (a)            (b)       (c)         (d)         (e)          (f)           (g)         (h)        (i)
                                                 Other                                             All
Name &                                          Annual     Restricted    Securities               Other
Position        Year    Salary ($)   Bonus($)    Compen-    Stock         Underlying    LTIP       Compen-
                                                 sation     Award(s)      Options/      Payouts    sation
                                                  ($)         ($)         Sars(#)        ($)        ($)
---------------------------------------------------------------------------------------------------------------

Frederic S.     2000     ___          -0-          -0-          -0-           -0-      $120,000 (1)
Richardson
Director, Exec.
Vice Pres., Trea.
Asst. Secretary
Chmn. Emeritus
of the Board
(1)

Timothy         2000     ___          -0-         -0-           -0-          -0-         -0-        $35,773 (4)
Jewel,
Chief Exec.
Officer,
President (2)

Bernard Cary,
Former Vice
Pres., Chief
Oper. Officer

Notes to table:

     (1)  On May 1, 1995, we entered into a compensation plan financial consulting agreement with Frederic Richardson for a monthly fee of
          $10,000 per month and reimbursement of all "out-of-pocket" expenses.
          The term of this agreement is 10 years and is renewable. The agreement was assigned to FSR Group, Inc. ("FSR") a company owned by the Sarah
          Saul Simon Trust, in October 1997. Commencing January 1, 1999, the
          agreement was reassigned by FSR to Mr. Richardson.
     (2)  In September 1999, Mr Jewel, through Red River Trading Company, Inc.
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
          [NEED TO CONFIRM]

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a)  The names, addresses, amount and nature of beneficial ownership and percent of such ownership of persons known to us to be beneficial owner of more than five percent (5%) of any class of our voting securities as of _________,
2001 are as follows:

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

(1)  In care of our Company's address at 1625 Knecht Avenue, Baltimore, Maryland
     21227.
(2)  To our best knowledge, as of _________, such holders had the sole voting and investment power with respect to the voting securities of the Company beneficially owned by them, unless otherwise indicated herein.
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

Class B Common Stock (1)
                               Number of shares of
Name and Address of            Class A Common Stock       Percent
Beneficial Owner (1)           Beneficially Owned (2)     Of Class

Sarah Saul Simon Trust (4)     1,000,000 (D)              50%

C. Timothy Jewell (5)          1,000,000 (I)              25%

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

Frederic S. Richardson(3)(4)       48,000    (D)            *

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

[CHANGE TO RED RIVER FOR ALL?]

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

[NEED TO DECIDE HOW TO PORTRAY THE CURRENT STATUS OF THIS TRANSACTION.]

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
[ADD AMENDMENT INCREASING PAR VALUE OF CLASS A SHARES]
 (3)(ii)        Bylaws (incorporated by reference to the Company's Report on
                Form 10-K for the year ended December 31, 1987).
[ADD ADOPTION OF BYLAWS AMENEDED AS OF 5/21/88]
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

           (3)  Our Lease Agreement.

           (4)  Our Note Payable to Sarah Saul Simon Trust.

           (5)  Our Note Payable to Red River Trading.

           (6)  Our Acquisition Agreement with LinuxOne, Inc., as amended.

 (11)      Earnings per share (See Appendix A)

 (21)      Our Subsidiaries

       (b)  Reports on Form 8-K.

       During the last quarter of the year ended December 31, 2000, no reports on Form 8-K were filed by registrant.

      (c)  Financial Data Schedule.

                           Appendix A
                     Financial Statements.

       The following Audited Financial Statements of Registrant are filed as part of this Form 10-KSB Report:

     1.  Balance Sheet as of December 31, 2000.

     2.  Statement of Operations for the period January 1 through December 31,
2000.

     3.  Statement of Operations for the period September 2, 1999 (Date of
Inception) through December 31, 1999.

     4.  Statement of Changes in Stockholder's Equity for the period January 1,
2000 through December 31, 2000.

     5.  Statement of Changes in Stockholder's Equity for the period September
2, 1999 (Date of Inception) through December 31, 1999.

     6.  Statement of Cash Flows for the period January 1, 2000 through December
31, 2000.

     7.  Statement of Cash Flows for the period September 2, 1999 (Date of
Inception) through December 31, 1999.

     8.  Notes to Financial Statements

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      INTERNATIONAL MERCANTILE CORPORATION

By:/s/C. Timothy Jewell
      C. Timothy Jewell,
      Chief Exec. Officer
      President

Date: April 16, 2001

     In accordance with the Exchange Act, this  report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/C. Timothy Jewell
      C. Timothy Jewell,
      Chief Exec. Officer
      President

By:/s/ Frederic S. Richardson
       Frederic S. Richardson,
       Director, Exec. Vice Pres.

By:/s/ Max W. Apple
       Max W. Apple,
       Director

Date: April 16, 2001

                                                                                                Page

               Auditors' Report                                                                    1

               Balance Sheets                                                                    2-3

               Statements of Operations                                                            4

               Statements of Changes in Stockholders' Equity                                       5

               Statements of Cash Flows                                                            6

               Notes to the Financial Statements                                                7-19

                          Caruso & Caruso, CPA's P.A.

To the Board of Directors and Stockholders
International Mercantile Corporation.,  a Missouri corporation

We have audited the accompanying balance sheets of International Mercantile
Corporation as of December 31, 1999 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the period
September 2, 1999 (Date of Inception) through December 31, 1999 and for the year ended December 31, 2000.  These financial statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Mercantile
Corporation as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the period September 2, 1999(Date of Inception) through
December 31, 1999 and for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred significant operating losses.
Although the Company is negotiating financing arrangements that will provide additional working capital until revenues from full scale operations are sufficient, the Company cannot predict what the outcome of the negotiations will
be.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Caruso & Caruso, CPA's P.A.
    Caruso & Caruso, CPA' s, P.A.

Boca Raton, Florida
April 10, 2001

                      INTERNATIONAL MERCANTILE CORPORATION
                                  BALANCE SHEET
                        AS OF DECEMBER 31, 1999 and 2000

                                     ASSETS

                                                                                         1999             2000
                                                                                ------------------------------------

            Current Assets
                         Cash and Cash Equivalents                               $      37,699    $      63,157
                         Marketable Securities - Trading                               715,075               -

                         Accounts Receivable Net of Allowance
                              for Doubtful Accounts                                    849,471        1,036,458
                         Inventory                                                     475,626          276,391
                         Prepaids & Other Assets                                        14,298           64,585
                         Due From Related Party                                             -            51,404

                                                                                ------------------------------------

                               Total Current Assets                                  2,092,169        1,491,995

            Investments
                         Investment in Equity Securities-Available-For-Sale          2,725,642           80,000

            Fixed Assets
                         Fixed Assets, net of Accumulated Depreciation                 200,008          225,967

            Other Assets
                         Organization Costs, Net of Amortization                       196,832          169,625
                         Deposits                                                       18,330           32,604
                         Capitalized Loan Costs, Net  of Amortization                       -           130,468

                                                                                ------------------------------------
                              Total Other Assets                                       215,162          332,697
                                                                                ------------------------------------

                              Total Assets                                       $ 5,232,981      $ 2,130,659
                                                                                ====================================

       See Auditors' Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                  BALANCE SHEET
                        AS OF DECEMBER 31, 1999 and 2000

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                         1999             2000
                                                                                ------------------------------------

            Current Liabilities
                         Accounts Payable and Accrued Expenses                   $    745,218     $ 1,097,194
                         Accrued Interest Payable                                       9,052         130,182
                         Due to Related Party                                         261,322              -

                         Warranty Reserve - Current Portion                             2,442          12,442
                         Note Payable - Related Parties,
                              Current Portion                                         596,609          455,209
                          Line  of Credit                                                  -
                                                                                                        588,908
                         Loans Payable                                                750,124          247,500
                         Capitalized Lease Payable - Current Portion                   10,221           13,915
                                                                                ------------------------------------
                               Total Current Liabilities                            2,374,988        2,545,350

            Long Term Liabilities
                         Committments and Contingencies
                         Warranty Reserve, Net of Current Portion                       4,884           5,171
                         Capitalized Lease Payable Net
                              of Current Portion                                       23,787          12,126
                         Note Payable - Related Party
                              Net of Current Portion                                  100,000          75,000
                          Convertible Debentures                                           -          500,000

                                                                                ------------------------------------
                               Total Long Term Liabilities                            128,671         592,297
                                                                                ------------------------------------

                               Total Liabilities                                    2,503,659       3,137,647
                                                                                ------------------------------------

            Stockholders' Equity
                         Common stock-Class A - $.10 Par,
                            31,000,000 shares authorized, 728,920 and
                               9,333,536 shares outstanding                            72,892         933,354
                         Common stock-Class B - $.01 Par,
                            2,000,000 shares authorized, 1,000,000 and
                            2,000,000 shares outstanding                               10,000          20,000
                         Preferred stock - Series 1 - $1.00 Par,
                            2,000,000 authorized, -0- and

                            -0- shares outstanding                                         -               -
                         Preferred stock - Series 2 - $1.00 Par,
                            2,000,000 authorized, -0- and

                               285,714 shares outstanding                                  -          285,714
                         Preferred stock - Series 3 - $1.00 Par,
                            5,000,000 authorized, -0- and

                            -0- shares outstanding                                         -               -
                         Additional Paid in Capital                                 2,945,874       3,364,530
                         Accumulated Deficit                                         (299,444)     (5,610,586)
                                                                                ------------------------------------

                               Total Stockholders' Equity                           2,729,322      (1,006,988)
                                                                                ------------------------------------

                               Total Liabilities & Stockholders' Equity          $  5,232,981     $ 2,130,659
                                                                                ====================================

       See Auditors' Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                             STATEMENTS OF OPERATIONS
                  PERIOD SEPTEMBER 2, 1999 (DATE OF INCEPTION)
                   THROUGH DECEMBER 31, 1999 AND FOR THE YEAR
                             ENDED DECEMBER 31, 2000

                                                                               September 2,                For the Year
                                                                                1999 through                 Ended
                                                                                December 31,               December 31,
Revenues                                                                            1999                      2000
                                                                            ------------------        -----------------
               Sales                                                              $ 1,465,294              $ 7,064,025
               Cost of Merchandise Sold                                             1,262,396                6,463,249
                                                                            ------------------        -----------------

                  Gross Profit                                                        202,898                  600,776
Operating Expenses
               Amortization                                                            12,390                  109,796
               Auto and Truck Expense                                                       -                   37,258
               Bad Debts                                                               17,336                  410,870
               Bank Charges & Credit Card Fees                                          4,718                   36,720
               Donations                                                                    -                    2,359
               Depreciation                                                            10,480                   50,713
               Interest Expense                                                        11,436                  249,932
               Marketing, Advertising Expense & Sales Expense                         116,922                  432,765
               Office Supplies & Expense                                               32,021                  130,412
               Professional Fees                                                       18,476                  321,406
               Rent                                                                    42,823                  196,357
               Repairs & Maintenance                                                    5,168                   17,570
               Salaries & Related Costs & Benefits                                    188,706                1,067,394
               Subcontract Labor & Temporary Help                                       9,725                   18,568
               Telephone & Utilities                                                   21,548                  115,392
               Travel & Promotion                                                       3,267                  114,083
               Warranty Reserve                                                         7,326                   10,037
                                                                            ------------------        -----------------

                  Total Operating Expenses                                            502,342                3,321,632
                                                                            ------------------        -----------------

               Net (Loss) From Operations                                            (299,444)              (2,720,856)

Other Revenues and (Expenses)
               Loss on Securities                                                           -               (2,645,642)
               Finance Charge Income                                                        -                   55,356
                                                                            ------------------        -----------------

               Net (Loss) From Operations and Other Revenues                       $ (299,444)            $ (5,311,142)
                                                                            ==================        =================

               Earnings (Loss) per share of common
                    Stock - Basic                                                   $ (0.3592)               $ (1.4461)
                                                                            ==================        =================

               Weighted Average Shares - Basic                                        833,595                3,672,698
                                                                            ==================        =================

               Earnings (Loss) per share of Common
                    Stock - Diluted                                                 $ (0.2155)               $ (0.9392)
                                                                            ==================        =================

               Weighted Average Shares - Diluted                                    1,389,548                5,655,036
                                                                            ==================        =================

       See Auditors' Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD SEPTEMBER 2, 1999 (DATE OF INCEPTION) THROUGH
           DECEMBER 31, 1999 AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                    COMMON      PREFERRED     ADDITIONAL
                                                                    STOCK         STOCK        PAID IN     ACCUMULATED
                                                      SHARES        AMOUNT        AMOUNT       CAPITAL       DEFICIT
                                                      -----------------------------------------------------------------------------
Balance September 2, 1999(Date of Inception)          $ 1,000       $ 10          $  -         $ 490          $  -

Reverse acquisition, September 6, 1999
 Exchange of Micromatix.com, Inc., a Delaware corp
    Common Stock                                       (1,000)       (10)            -          (490)            -
Authorization of Common Stock of International
Mercantile Corporation a Missouri corp to owners of
Micromatix.com, Inc., a Delaware corporation
    Class B Common Stock, issued & outstanding             -          -              -            -              -
Outstanding Common Stock of International Mercantile
Corporation, a Missouri corp, as adjusted for
August 8, 2000  1:7 reverse split
     Class A Common Stock                             728,920      72,892            -      2,945,874            -
     Class B Common Stock                           1,000,000      10,000            -            -              -
Net (Loss) incurred during the Development Stage           -           -             -            -      $ (299,444)
                                                     ------------------------------------------------------------------------------

Balance, December 31, 1999, as adjusted for
  August 8, 2000 1:7 reverse stock split            1,728,920    $ 82,892         $  -    $ 2,945,874    $ (299,444)
Issuance of Common Stock of International Mercantile
Corporation a Missouri corp to owners of
Micromatix.com, Inc., a Delaware corporation, as
   adjusted for August 8, 2000 1:7 reverse stock split
     Class A Common Stock                             214,286      21,429            -            -              -
     Class B Common Stock                           1,000,000      10,000            -            -              -
Issuance of Common Stock of International Mercantile
Corporation a Missouri corporation, as adjusted for
     August 8, 2000 1:7 reverse stock split
     Class A Common Stock                           8,390,330     839,033            -        418,656            -
     Class B Common Stock                                  -           -             -             -             -
     Series 2 Preferred Stock                         285,714          -        285,714            -             -

     Net (Loss)                                            -           -             -             -      (5,311,142)
                                                    -------------------------------------------------------------------------------

      Balance,  December 31, 2000                  11,619,250    $ 953,354    $ 285,714    $ 3,364,530  $ (5,610,586)
                                                    ===============================================================================

       See Auditors' Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                             STATEMENTS OF CASH FLOWS
          FOR THE PERIOD SEPTEMBER 2, 1999 (DATE OF INCEPTION) THROUGH
           DECEMBER 31, 1999 AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                 1999                 2000
                                                                     ------------------------------------------

                                                                               $ (299,444)        $ (5,311,142)

  Bad Debts                                                                        17,336              410,870
  Depreciation & Amortization                                                      22,870              160,509
  (Increase)Decrease in
     Marketable Securities - Trading                                             (715,075)             715,075
     Investment in Equity Securities Available-For-Sale                        (2,725,642)                   -
     Accounts Receivable                                                         (866,807)            (712,457)
     Inventory                                                                   (475,626)             199,235
     Prepaids & Other Assets                                                      (14,298)             (50,287)
     Deposits                                                                     (18,330)             (14,274)
     Organization Costs & Loan Costs                                             (209,222)             (70,199)
     Due From Related Party                                                             -              (51,404)
  Increase(Decrease)
     Accounts Payable & Accrued Expenses                                          745,218              473,106
     Due to Related Party                                                         261,322             (261,322)
     Accrued Interest                                                               9,052              121,130
     Warranty Reserve                                                               7,326               10,287
                                                                     ------------------------------------------
                                                                               (4,261,320)          (4,380,873)

Acquisition of Fixed Assets                                                      (210,488)             (87,127)
Permanent Impairment of Equity Securities Available-for-Sale                            -            2,645,642
                                                                     ------------------------------------------
                                                                                 (210,488)           2,558,515

Proceeds from Loans, Notes Payable, Capital Leases and
    and Line of Credit                                                          1,505,741            1,695,000
Payments on Loans, Notes Payable and Line of Credit                               (25,000)          (1,413,591)
Payments on Capital Lease                                                               -               (8,422)
Capital Contributions                                                           2,945,874              396,785
Issuance of Capital Stock                                                          82,892            1,178,044
                                                                     ------------------------------------------

                                                                                4,509,507            1,847,816
                                                                     ------------------------------------------

                                                                                   37,699               25,458

                                                                                        -               37,699
                                                                     ------------------------------------------

                                                                                 $ 37,699             $ 63,157
                                                                     ==========================================

      See Auditors' Report and Accompanying Notes to Financial Statements

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
The Company, however, has not completed the requisite articles of merger and related documents, which are required to be filed with the applicable state authorities.  Immediately subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as
Micromatix.net and owned approximately 26.92% of the outstanding stock of the
Company representing 48.32% of the voting rights.  Since this transaction was, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented.
Accordingly, the historical data contained in the financial statements is that of the predecessor company.  An unwind provision existed as part of the merger agreement, whereby the merger agreement could be rendered void.  On September 2,
2000 this provision of the merger agreement expired.

REVENUE RECOGNITION

Revenues are derived primarily from sales of build-to-order personal computers and related PC hardware via the Company's business-to-business e:commerce.
Revenues related to these sales are recognized when a computer product is shipped and invoiced.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

INVENTORY

Inventory consists primarily of component parts.  The Company maintains a perpetual inventory system and determines quantities by the average cost method.
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

INTANGIBLE ASSETS

Costs incurred to organize the Company are capitalized and reported on the balance sheet as other assets.  The costs are being amortized over a period of 5 years using the straight-line method.  Costs associated with the procurement of loans and lines of credit are capitalized and reported on the balance sheet as other assets.  The costs are amortized over the term of the related debt instrument.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

MARKETABLE SECURITIES AND INVESTMENT IN EQUITIES          AVAILABLE-FOR-SALE

The Company's marketable securities are comprised of equity and debt securities and are classified as trading securities.  Trading securities are recorded at fair value, with the change in fair value during the period included in net earnings.  In the first quarter of the year 2000 the Company liquidated its entire marketable trading securities portfolio.  The Company's Investment in
Equities Available-For-Sale is comprised of securities that management has not demonstrated are being held for trading.  The investment is recorded at fair market value on the balance sheet with any permanent decline in value recognized in the statement of operations in accordance with SFAS 115.

WARRANTY RESERVE

The Company maintains a depot warranty on components sold and manufactured systems for three years; the equivalent period of time that substantially all components from supplier manufacturers are warranted.  As the Company has not established a history of warranty service, a warranty reserve of one quarter of
1% of sales has been recorded at December 31, 1999 and 2000.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities.  The Company maintains its cash and cash equivalents in bank deposit accounts, the balances of which, at times, may exceed federally insured limits.
Additionally, the Company assumes that computer chip and memory availability will remain constant.  This assumption subjects the Company to concentrations of risk should the availability of these items become uncertain in the future

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE CONT'D

reported upon in 1999 has been computed by averaging these two amounts.  Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period.  Diluted EPS for the  period ended December 31, 1999 were computed as a result of the Company's complex capital structure; including
6.000,000 shares of Class A Common stock and 1,000,000 shares of Class B Common stock which were authorized and unissued as of December 31, 1999.  These shares were subsequently issued by April 12, 2000.  For the year ended December 31,
2000 the number of shares considered to be outstanding is computed as actual number of shares of the Company outstanding during that period.  Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS for the year 2000 were computed as a result of the Company's complex capital structure; including 285,714 shares of
Series 2 Preferred stock, 20,000 shares of Class B Common stock, and 178,571 equivalent converted shares represented by the $500,000 Convertible Debenture.

DEVELOPMENT STAGE

The Company's principal operations, comprised of sales of build-to-order unbranded or "white box" PC systems and PC related hardware were in a start up phase through December 31, 1999.  Although some sales, manufacturing and distribution of personal computers and related PC hardware had commenced, as of
December 31, 1999 there had been no significant revenue generated therefrom.
Substantially all the efforts of the Company were focused on capitalization of the Company, the establishment of its' website, internal infrastructure, production lines and development of a marketing team.  Accordingly, financial statements of the Company as of December 31, 1999 and for the period September
2, 1999 (Date of Inception) through December 31, 1999 reflect the Company as in the Development Stage.  Subsequently, thereto, the Company entered into normal operations.

2.        Allowance for Doubtful Accounts

In accordance with Generally Accepted Accounting Principles the Company records anticipated uncollectible amounts by creating an allowance account.  Bad Debt
Expense is recognized using the Percentage of Sales method.  For the year ended
December 31, 1999 and 2000 the Company recognized a bad debt expense of $17,336 and $410,870 respectively.  In the periods ended December 31, 1999 and 2000 no actual receivables were directly written off.  As a result, the allowance account included on the balance sheet, as net of account receivables is $17,336 and $542,806 at December 31, 1999 and 2000.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.  Related Party Transactions

The Company's financing since inception, throughout its development stage and during the year ended December 31, 2000 has been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders.  At December 31, 2000 the Company had liabilities to a major shareholder of $100,000 in the form of an unsecured note payable bearing interest at 8% per annum.  The note calls for six annual principal installments of $25,000 plus accrued interest.  In January, 2000 the Company paid the second annual principal installment of $25,000.  The note was issued for the purchase of machinery, office equipment and furniture from the shareholder.  Accrued interest through December 31, 2000 is $8,000.

A B securities, a shareholder of IMTL, acquired authorized, but unissued, shares of University Mortgage, Inc. (UMI) diluting the voting and equity interest of
IMTL in UMI to less than 5%.  The shares of UMI remaining after the dilution were then exchanged in a stock for stock transaction for registered shares of
Virtual Lender.com, Inc. (VLDC), a publicly traded company.  The investment was originally recorded at cost.  On December 31, 1999 IMTL acquired 3,000,000 authorized but unissued shares of VLDC's restricted common stock in exchange for
3,000,000 shares of IMTL restricted Class A common stock. In April 2000, the
Company received an additional 1,000,000 shares of VLDC's restricted common stock in exchange for the balance of IMTL's equity interest in UMI.  The investment is defined as an investment in securities - available for sale, in accordance with Statement of Financial Accounting Standards (SFAS 115) and is
reported on the balance sheet at its fair market value.  During the year ended
December 31, 2000 the fair market value declined significantly. Since no conditions presently exist that would demonstrate that the decline in value of this investment is other than temporary, the loss is recognized in the statement of operations.

    At December 31, 2000 the Company had outstanding a note payable to a major stockholder due in one lump sum payment of principal and interest on or before
November 23, 2000.  The note, the principal balance of which is $571,609 and
$430,209 at December 31, 1999 and 2000 respectively, bears interest at a rate of
8% per annum, and is unsecured.  As of December 31, 2000 interest has accrued in the amount of $19,791 on the liability.  The note is in default as of December
31, 2000. In addition, as a result of a separate transaction the Company has a receivable from the same related party in the amount of $51,404.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Commitments cont'd

years.  An additional security deposit of $14,274, as required under the lease agreement, was paid to the landlord on February 21, 2000. During the year ended
December 31, 2000, the Company paid $174,205 in lease payments.

Future minimum requirements of the Baltimore, Maryland corporate offices and manufacturing facilities are:

                          FYE  12/31/01              $182,371
                          FYE  12/31/02               187,040
                          FYE  12/31/03               189,957
                          FYE  12/31/04               195,790

                          FYE  12/31/05               130,257
                                                     $931,154
                                                      =======

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Commitments cont'd

amendments to the registration statement before the SEC will continue a review of the prospectus.  To date these substantive amendments have not been made.
The Company has the right to prepay the Note at 130% of the principal balance at the time of prepayment upon 10 days written notice.  Interest accrues on the debenture at 8%  per annum payable in restricted Class A common stock.  As of
December 31, 2000, the Company has accrued interest in the amount of $22,889.
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

5.       Capital Lease Obligations

The Company leases its operational and accounting software under a capital lease, which expires in December, 2002.  The lease requires monthly payments of principal and interest of $1,235 plus applicable sales tax.  Interest is imputed at 13.25% per annum.  The lease agreement concludes with a $1 buy option at the end of the lease term.  During the year ended December 31, 2000 the Company paid
$13,353 in lease payments.  Approximate future lease payments under the capital lease is as follows:

                             FYE 12/31/01             $16,931
                             FYE 12/31/02              12,944
                                                      $29,875
 Less Amount representing interest                      3,834
                                                       26,041
 Less current maturities                               13,915
 Long-term debt, less current maturities              $12,126
                                                       ======

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

7.  Fixed Assets
Fixed assets for the Company consisted of the following at December 31, 1999:

                                                                   Accumulated
                                                 Fixed Asset      Depreciation      Balance
Website Development                               $   3,017       $   176           $   2,841
 Furniture & Fixtures                                32,000         1,333              30,667
Manufacturing/Warehouse Equip                        33,000         1,375              31,625
Computer Hardware                                    61,163         3,231              57,932
Transportation Equip                                  7,000           408               6,592
Office Equipment                                     30,959         1,806              29,153
Software Systems                                     39,349         2,151              37,198
Leasehold Improvements                                4,000            -                4,000
                                                   $210,488       $10,480           $ 200,008
                                                     ===========================================

Fixed assets for the Company consisted of the following at December 31, 2000:
                                                                   Accumulated
                                                 Fixed Asset      Depreciation      Balance
Website Development                              $    9,641       $   1,712         $   7,929
 Furniture & Fixtures                                33,142           6,064            27,078
Manufacturing/Warehouse Equip                        38,026           6,724            31,302
Computer Hardware                                    90,511          18,554            71,957
Transportation Equip                                  7,000           1,808             5,192
Office Equipment                                     36,909           8,972            27,937
Software Systems                                     67,931          13,359            54,572
Leasehold Improvements                                4,000           4,000                -
                                                   $287,160        $ 61,193        $  225,967
                                                   ========================================

8.  Employee Stock Option Plan

The Company/s Board of Directors has authorized officers of the Company to offer certain employees benefits under an unqualified Employee Stock Option Plan, which, as of the date of these financial statements, has not been consummated.
The terms of such options are contracted between each eligible employee and the
Company on a case-by-case basis.  As of the date of these financial statements,
7 such plans are either active, pending the start of employment or under negotiation; none are vested.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

9.  Notes Payable and Convertible Debentures

Notes Payable consist of the following at December 31, 1999:

         Note Payable - related party dated September 6, 1999                             $125,000
         Note Payable - related party dated November 23, 1999                              571,609
                                                                                           696,609
                           Less Current Portion                                            596,609
                           Long Term Portion                                              $100,000

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount.  Interest expense on the above note and the related third party note described in foot note 3 amounted to $5,277 and
$3,775 respectively for the period ended December 31,1999.

Notes Payable consist of the following at December 31, 2000:

         Note Payable - related party dated September 6, 1999                             $100,000
         Note Payable - related party dated November 23, 1999                              430,209
                                                                                           530,209
                           Less Current Portion                                            455,209
                           Long Term Portion                                             $  75,000

Loans Payable consist of the following at December 31, 2000:

            Loan Payable - Dated November, 1999                                          $   7,500
            Loan Payable - Dated March, 2000                                                50,000
            Loan Payable - Dated April, 2000                                               150,000
            Loan Payable - Dated May, 2000                                                  40,000
                                                                                           247,500
                           Less Current Portion                                           (247,500)
                           Long Term Portion                                            $       -    _

Convertible Debentures at December 31, 2000 are as follows:

              Convertible Debentures dated June 4, 2000                                   $500,000
                                 Less Current Portion                                            0
                                    Long Term Portion                                     $500,000

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount.  Interest expense on the above notes and convertible debentures for the year ended December 31, 2000 amounted to $73,395.

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
The financing calls for the payment of 3 points per month on open invoices and is secured by an assignment of the underlying receivable, acquired inventory related to the contract, and 214,286 restricted shares of the Company's Class A common stock.  The Company issued 650,000 restricted shares to the lender as a fee for securing the financing.  For the year ended December 31, 2000 the
Company paid $93,032 in financing costs and accrued an additional $79,502 of interest payable related to the line of credit.  As of the date of these financial statements, the line of credit is in default as payments of principal and interest are past due.  Consequently, the lender has disallowed further advances on the credit line.  Management and the lender are working jointly with counsel to collect the underlying receivable.  As of the date of these financial statements legal action has been filed in this regard by the Company to collect the underlying receivable.  The balance of the receivable as of December 31,
2000, including additional financing charges is $628,745.  The Company has reserved an allowance of approximately $378,745, against this receivable.

11.  Contingencies

The Company's sales during the year ended December 31, 2000 include one significant customer that represents approximately 14% of the total sales.  As of the date of these financial statements the Company is no longer providing products or services to this customer as the customer is over 300 days past due on outstanding invoices.

In July 1999 Bowne & Co, Inc., a financial corporate printer filed suit against the Company in New York seeking approximately $18,000 for claims of outstanding printed invoices.  As of December 31, 2000 the suit is still pending and the outcome is not yet determinable.

In August 2000 Interim Atlantic Enterprises, LLC filed suit against IMTL for
$11,038 This suit concerns a claim that an employee did not work the minimum number of days required under the terms of a contract between IMTL and Interim
Atlantic Enterprises, LLC.  As of December 31, 2000 the suit is still pending and the outcome is not yet determinable.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Contingencies cont'd

On March 28, 2000, Microsoft Corporation filed a complaint against the Company and an employee for alleged copyright and trademark infringement and related causes of action.  On November 7, 2000 the Company filed an answer denying all of Microsoft's claims.  As of the date of these financial statements the suit is still pending and the outcome is not yet determinable.

12.  Going Concern

The Company's financing has been provided by related party loans, capital contributions from shareholders and third party loans.  The Company anticipates that through the rest of the year ended December 31, 2001 and following years, sales will continue to increase as a result of its operations and capital will be increased by continued sales of the Company's Common Stock.  If either or both of these sources fail to meet the Company's capital requirements, the
Company's ability to continue as a going concern would be in doubt.  The financial statements do not include any adjustments regarding the going concern and have been prepared with the assumption that the Company will continue perpetually.

13.  Segment Information

The Company operates primarily in two industry segments:  (1) whitebox system sales and (2) computer component sales.  The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1.  The table below presents information about reported segments at
December 31, 1999:

                                          System           Component
                                          Sales              Sales           Other            Total

Sales                                   $547,955           $917,339                 $-        $1,465,294
Gross Profit                              74,464            128,434                  -           202,898
Operating Income (Loss)                   18,160             47,272           (364,876)         (299,444)
Assets                                   510,410            844,207          3,878,364         5,232,981
Capital Expenditures                      14,956             25,044            170,788           210,488
Depreciation Expense                         667              1,116              8,697            10,480

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Segment Information cont'd

The table below presents information about reported segments at December 31,
2000:

                                         System           Component
                                         Sales              Sales               Other            Total

Sales                                 $4,395,261         $2,607,430            $61,334        $7,064,025
Gross Profit                             338,582            200,860             61,334           600,776
Operating Income (Loss)                   72,367             42,932         (2,836,155)       (2,720,856)
Assets                                 1,078,284            639,678            412,697         2,130,659
Capital Expenditures                       3,155              1,871             82,101            87,127
Depreciation Expense                       4,236              2,513             43,964            50,713

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

Subsequent Events

On November 11, 2000 the Company signed a contract to acquire a privately held developer (proposed acquired company) of embedded Linux thin client systems as a wholly owned subsidiary of the Company.  The agreement is subject to due diligence, including independent valuation of the proposed acquired company, which if satisfactory to the Company's management, will result in the consummation of the merger.  The terms of the merger call for each issued common share, $.001 par value, of the proposed acquired company as of the closing shall be converted into and exchanged for .85 shares of fully paid and non assessable
IMTL Class A common stock.  On April 5, 2001 the original contract dated
November 11, 2000 was amended to change the transaction from a merger agreement to an asset acquisition agreement by the Company of selected assets of the proposed acquired company.

On March 16, 2001, the Company, at the direction of the courts, entered into mediation with management of a customer that, the Company has ascertained, owes the Company $628,745.  The mediation was unsuccessful and a hearing date is expected to be set by the courts in the near future.

