Form 10QSB
period 2001-03-31
INTERNATIONAL MERCANTILE CORP
filed 2001-05-22
CIK 51387

                  U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                Form 10-QSB

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

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
- ------------------------------------------------------------------------
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

As of March 31, 2001, there were outstanding 1,960,028 shares of Class
A Common Stock, $0.10 par value, and 1,285,714 shares of Class B Common
Stock, $0.10 par value.

     Transitional Small Business Disclosure Format (check one);

                      Yes [__]       No  [ X ]

                   INTERNATIONAL MERCANTILE CORPORATION

                              Form 10-QSB Index
                              March 31, 2001

                                                                      Page
                                                                      ----

Part I: Financial Information .....................................     3

      Item 1. Financial Statements ................................     3

      Balance Sheets as of March 31, 2000
      and March 31, 2001 (unaudited)..............................    6-7

      Statement of Operations for the quaters ended
      March 31, 2000 and March 31, 2001 ..........................      8

      Statement of Changes in Stockholder's Equity
      for the quarters ended March 31, 2000 and March 31, 2001....      9

      Statement of Cash Flows for the quarters ended March 31,
      2001 and March 31, 2001 ....................................     10

      Notes to Financial Statements................................   11-21

     Item 2. Management's Discussion and Analysis

     Item 4.    Submission of Matters to a Vote of

                                        2

                      INTERNATIONAL MERCANTILE CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HORBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding International  Mercantile Corp ("the Company"
or "IMTE") and its business and operations contains "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995. These
statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may,"
"except," "anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or plan of Operations-Factors That May Affect Future Results" in the Company's quarterly report on the form 10-Q for the quarter ended March 31, 2001. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

        The following discussion and analysis should be read in conjunction with the financial statements appearing as Item {1} to this Report. These financial statements reflect the operations of the Company for the quarters ended March
31, 2001 and March 31, 2000.

(a) Results of Operations

        For the quarter of operations ending 3/31/2000, our Company posted total sales of $2,210,246.  Total sales for the three months ended 3/31/01 were
$1,015,655.  While sales for the first quarter of 2000 were strong, sales for the first quarter of 2001 were subject to a flattening due to market conditions that were reflected throughout the technology industry as a whole.  Management anticipates increasing sales volume in the last half of 2001 as a result of the commencement of a purchase order program which could result in a long term relationship with a major defense contractor.  Financing is required to fulfill these orders; management has begun negotiations to satisfy this requirement.
Capital is now required in order to have the inventory necessary to increase sale volume that can be created by our sales team.

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

        Our largest receivable refused to pay and we were forced to file suit on
September 28, 2000. This receivable totals $628,745. We have increased our reserve for doubtful accounts to $410,870 in order to compensate for our evaluation of this receivable. Efforts to settle this case have failed to date.
On April 7, 2001, this customer filed for relief under Chapter 11 Bankruptcy in
Federal Court in PA.

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

        Plans for 2001 have been dramatically altered to compensate for the lack of funding at this time. Management believes that demand for product will return in the last half of 2001, but we are reacting cautiously.

        Efforts to reduce our overhead have been increased dramatically.  Staff reductions and other cost-cutting efforts have been implemented by management in order to bring our breakeven point to a more achievable level.

Reductions in SG&A expenditures and an increase in our GROSS PROFIT
MARGIN should now allow us to break even at a $500,000 monthly sales volume per month or approximately $6,000,000 per year.

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

        On Janurary 4, 2001, the Board of Directors of IMTE approved a plan to transfer assets and liabilities of Micromatix to an existing wholly-owned subsidiary, Micromatix.com.  This plan would allow the Company to pursue other acquisitions, while segregating activities and management for new complimentary businesses.  The transfer of the PC Computer activity into Micromatix.com will occur as soon as all proper documentation has been processed.

Marketing

        We currently have a sales force consisting of five account executives, with varying degrees of experience, but all with knowledge of computers essential to assisting customers in configuring their orders optimally. In addition, we have an account executive specializing in government sales and marketing,  along with the management of our strategic  corporate accounts
(Fortune 500). Our website allows our customers  and potential customers to view our specials and to apply for  active  account  status. In the second half of year 2001, we have plans to upgrade our website to allow our customers to custom configure their orders  online,  with real-time interaction with our inventory software to allow them to ascertain availability of product, and an order tracking function which will allow the customer to monitor their orders progress through production. We anticipate that this upgrade will cost approximately
$75,000. Our sales department is currently faxing to all current customers and potential customers in our extensive database our specials on a weekly basis.
Additionally, we have tele-marketers calling and updating our database of prospective customers on a daily basis.

Production

        Our production department is designed for flexibility and staffed with skilled assemblers and system integration technicians.  Small to medium quantity orders can be easily produced on our existing  custom  configuration line.  In addition, we have the capability, at very short notice, activating an assembly line of skilled workers for large production builds. As these contracts increase in consistency and quantity, these additional workers will be utilized on a permanent basis. Our production facility has the capacity to add additional assembly lines on an as needed basis. We have completed the required independent audit for ISO 9002 certification and we were certified on
April 26, 2000. The ISO 9002 certification is an internationally accredited standard, which guarantees that our product is processed to the highest quality standard. In addition, it allows our Company to participate in and be awarded state and federal government contracts.  In March of 2001, our ISO 9002 certification was renewed as a result of the ongoing process as required by the certificate.

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

Date: May 21, 2001

By: /s/ C. Timothy Jewell
    --------------------------
        C. Timothy Jewell,
           Chief Exec. Officer
           President, Director

By: /s/ Frederic S. Richardson
    --------------------------
        Frederic S. Richardson,
           Director

By: /s/ Max W. Apple
    --------------------------
        Max W. Apple,
           Director

Date: May 21, 2001