Form 10QSB/A
period 2001-03-31
INTERNATIONAL MERCANTILE CORP
filed 2001-05-22
CIK 51387

                     U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                  Form 10-QSB/A

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

                               Form 10-QSB/A Index
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

     Item 2. Management's Discussion and Analysis

     Item 4.    Submission of Matters to a Vote of

                                        2

                      INTERNATIONAL MERCANTILE CORPORATION

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                TABLE OF CONTENTS
                                 MARCH 31, 2001

                                                                        Page

Accountants' Review Report                                                1

Balance Sheets                                                           2-3

Statements of Operations                                                  4

Statements of Changes in Stockholders' Equity                             5

Statements of Cash Flows                                                  6

Notes to the Financial Statements                                        7-21

To the Board of Directors and Stockholders
International Mercantile Corporation, an Missouri corporation

We have reviewed the accompanying balance sheet of International Mercantile
Corporation (a Missouri Corporation) as of March 31, 2000 and March 31, 2001,
and the related statements of operations, changes in stockholders' equity and cash flows for the periods then ended.  Our review was performed in accordance with Statements on Standards for Accounting and Review Services issued by the
American Institute of Certified Public Accountants.  All the information included in these financial statements is the representation of the management of International Mercantile Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 2000 presented in the financial statements were audited by us and we expressed an unqualified opinion on them in our report dated April, 2001, but we have not performed any auditing procedures since that date.

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

Caruso & Caruso, CPAs', P.A.

Boca Raton, Florida
May 21, 2001

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                       Unaudited      Unaudited
                                         December 31    March 31       March 31
                                            2000          2000           2001
                                         -----------  ------------  ------------

Current Assets
--------------
   Cash and Cash Equivalents           $   63,157     $  (13,438)    $  31,788
   Marketable Securities - Trading            -              -             -
   Accounts Receivable Net of
     Allowance for Doubtful Accounts    1,036,458      1,302,921       594,227
   Inventory                              276,391        835,920       156,012
   Prepaids & Other Assets                 64,585        131,468        64,831
   Due From Related Party                  51,404            -             -
                                        ------------  ------------  ------------

      Total Current Assets              1,491,995      2,256,871       846,858

Investments
-----------
   Investment in Equity
      Securities-Available-For-Sale        80,000      2,725,642        80,000

Fixed Assets
------------
   Fixed Assets, net of
      Accumulated Depreciation            225,967        218,247       262,755

Other Assets
------------
   Organization Costs,
      Net of Amortization                 169,625        202,587       158,415
   Deposits                                32,604         36,042        32,604
   Capitalized Loan Costs,
      Net  of Amortization                130,468            -         101,917
                                        ------------  ------------  ------------
      Total Other Assets                  332,697        238,629       292,936
                                        ------------  ------------  ------------

         Total Assets                 $ 2,130,659    $ 5,439,389   $ 1,482,549
                                        ============  ============  ============

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                                        2

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                       Unaudited      Unaudited
                                         December 31    March 31       March 31
                                            2000          2000           2001
                                         -----------  ------------  ------------

Current Liabilities
-------------------
   Accounts Payable and
      Accrued Expenses                $ 1,097,194      $ 962,493   $ 1,172,819
   Cash Overdraft                             -              -         266,588
   Accrued Interest Payable               130,182         22,278       175,393
   Due to Related Party                       -          128,464           -
   Warranty Reserve - Current Portion      12,442          2,442        14,219
   Convertible Debentures -
      Current Portion                         -              -         500,000
   Note Payable - Related Parties,
      Current Portion                     455,209        596,609       393,929
   Line  of Credit                        588,908        600,000       588,908
   Loans Payable                          247,500         57,500       247,500
   Capitalized Lease Payable -
      Current Portion                      13,915         10,221        14,824
                                        ------------  ------------  ------------
      Total Current Liabilities         2,545,350      2,380,007     3,374,180

Long Term Liabilities
---------------------
   Committments and Contingencies
   Warranty Reserve, Net
      of Current Portion                    5,171          8,884         5,933
   Capitalized Lease Payable Net
      of Current Portion                   12,126         20,887         8,963
   Note Payable - Related Party
      Net of Current Portion               75,000         75,000        50,000
   Convertible Debentures                 500,000            -             -
                                        ------------  ------------  ------------
      Total Long Term Liabilities         592,297        104,771        64,896
                                        ------------  ------------  ------------

         Total Liabilities              3,137,647      2,484,778     3,439,076
                                        ------------  ------------  ------------

Stockholders' Equity
--------------------
   Common stock-Class A -
      31,000,000 authorized
      @ $.10 Par 9,333,536,
      @ .01 Par 16,534,847
      and @ $.10 Par 11,960,028
      shares respectively                 933,354        165,348     1,196,003
   Common stock-Class B - $.01 Par,
      2,000,000 shares authorized,
      1,000,000 and 2,000,000
      shares outstanding                   20,000         10,000        20,000
   Preferred stock - Series 1 -
      $1.00 Par, 2,000,000
      authorized, -0- and -0- shares
      outstanding                             -              -             -
   Preferred stock - Series 2 -
      $1.00 Par, 2,000,000 authorized,
      -0- and 285,714 shares
      outstanding                         285,714            -         285,714
   Preferred stock - Series 3 - $1.00
      Par, 5,000,000 authorized, -0-
      shares outstanding                      -              -             -
   Additional Paid in Capital           3,364,530      3,453,081     3,094,732
   Accumulated Deficit                 (5,610,586)      (673,818)   (6,552,976)
                                      --------------  ------------  ------------

      Total Stockholders' Equity       (1,006,988)     2,954,611    (1,956,527)
                                      --------------  ------------  ------------

         Total Liabilities &
            Stockholders' Equity      $ 2,130,659    $ 5,439,389   $ 1,482,549
                                      ==============  ============  ============

  See Accountants' Review Report and Accompanying Notes to Financial Statements
                                        3

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS

                            For the Year       For theThree        For theThree
                               Ended           Months Ended        Months Ended
                            December 31,         March 31,           March 31,
                               2000                2000                 2001
                                                Unaudited            Unaudited
                          ----------------    ----------------    --------------
Revenues

   Sales                    $ 7,064,025        $ 2,210,246         $ 1,015,655
   Cost of Merchandise
      Sold                    6,463,249          1,969,148             905,980
                          ----------------    ----------------    --------------

      Gross Profit              600,776            241,098             109,675
Operating Expenses
   Amortization                 109,796              9,212              39,761
   Bad Debts                    410,870              4,625             134,915
   Depreciation                  50,713             11,050              15,381
   Interest Expense             249,932             17,894              73,704
   Marketing, Advertising
      Expense & Sales Expense   432,765            118,418              72,352
   Other General &
      Administrative Expense  2,057,519            450,273             747,425
   Warranty Reserve              10,037              4,000               2,539
                          ----------------    ----------------    --------------

      Total Operating
         Expenses             3,321,632            615,472           1,086,077
                          ----------------    ----------------    --------------

      Net (Loss)
         From Operations     (2,720,856)          (374,374)           (976,402)

Other Revenues and (Expenses)
      Loss on Securities     (2,645,642)               -                   -
      Finance Charge Income      55,356                -                34,012
                          ----------------    ----------------    --------------

      Net (Loss) From
         Operations and
         Other Revenues    $ (5,311,142)        $ (374,374)         $ (942,390)
                          ================    ================    ==============

      Earnings (Loss)
         per share of
         common Stock
         - Basic              $ (1.4461)         $ (0.0374)          $ (0.0877)
                          ================    ================    ==============

      Weighted Average
         Shares - Basic       3,672,698         10,021,083          10,740,467
                          ================    ================    ==============

      Earnings (Loss)
         per share of Common
         Stock - Diluted      $ (0.9392)         $ (0.0340)          $ (0.0461)
                          ================    ================    ==============

      Weighted Average
         Shares - Diluted     5,655,036         11,021,083          20,454,753
                          ================    ================    ==============

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                                        4

                      INTERNATIONAL MERCANTILE CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR JANUARY 1, 2000 THROUGH DECEMBER 31, 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                                       COMMON         PREFERRED        ADDITIONAL
                                                                       STOCK           STOCK            PAID IN        ACCUMULATED
                                                       SHARES          AMOUNT          AMOUNT           CAPITAL          DEFICIT
                                                   --------------------------------------------------------------------------------

Balance, Janaury 1, 2000, as adjusted for
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
Issuance of Common Stock of International
Mercantile Corporation a Missouri
corporation, as adjusted for August 8,
    2000 1:7 reverse stock split
    Class A Common Stock                             8,390,330         839,033             -               418,656             -
    Class B Common Stock                                   -               -               -                   -               -
    Series 2 Preferred Stock                           285,714             -           285,714                 -               -

Net (Loss)                                                 -               -               -                   -        (5,311,142)
                                                    --------------------------------------------------------------------------------

Balance,  December 31, 2000                         11,619,250         953,354         285,714           3,364,530      (5,610,586)

Issuance of Common Stock of International
Mercantile Corporation a Missouri
corporation, as adjusted for August 8,
    2000 1:7 reverse stock split
    Class A Common Stock                             2,626,492         262,649             -              (269,798)            -
    Class B Common Stock                                   -               -               -                   -               -
    Series 2 Preferred Stock                               -               -               -                   -               -

Net (Loss)                                                 -               -               -                   -          (942,390)
                                                    --------------------------------------------------------------------------------

Balance, March 31, 2001                             14,245,742     $ 1,216,003       $ 285,714         $ 3,094,732    $ (6,552,976)
                                                    ================================================================================

  See Accountants' Review Report and Accompanying Notes to Financial Statements
                                        5

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended                    3 Months Ended
                                                                     December 31,             March 31,           March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                 2000                 2000                2001
------------------------------------
                                                                                             Unaudited           Unaudited
                                                                 -------------------------------------------------------------

Net (Loss)                                                          $ (5,311,142)           $ (374,374)          $ (942,390)
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
                 Bad Debts                                               410,870                   -                134,915
                 Depreciation & Amortization                             160,509                20,262               55,142
                 (Increase)Decrease in
                    Marketable Securities - Trading                      715,075               715,075                  -
                    Accounts Receivable                                 (712,457)             (453,450)             311,886
                    Inventory                                            199,235              (360,294)             106,120
                    Prepaids & Other Assets                              (50,287)             (117,170)                (246)
                    Deposits                                             (14,274)              (17,712)                 -
                    Organization Costs & Loan Costs                      (70,199)              (14,967)                 -
                    Due From Related Party                               (51,404)                  -                    -
                 Increase(Decrease)
                    Accounts Payable & Accrued Expenses                  473,106               217,275               75,625
                    Cash Overdraft                                           -                     -                266,588
                    Due to Related Party                                (261,322)             (132,858)                 -
                    Accrued Interest                                     121,130                13,226               45,211
                    Warranty Reserve                                      10,287                 4,000                2,539
                                                                 -------------------------------------------------------------
     NET CASH PROV. BY OPERATING ACTIVITIES                           (4,380,873)             (500,987)              55,390

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of Fixed Assets                                              (87,127)              (29,289)             (52,167)
Permanent Impairment of Equity Securities
   Available-for-Sale                                                  2,645,642                   -                    -
                                                                -------------------------------------------------------------
     NET CASH (USED) IN INVESTING ACTIVITIES                           2,558,515               (29,289)             (52,167)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from Loans, Notes Payable, Capital
    Leases and Line of Credit                                          1,695,000               650,000                    -
Payments on Loans, Notes and Line of Credit                           (1,413,591)             (767,624)             (86,280)
Payments on Capital Lease                                                 (8,422)               (2,900)              (2,255)
Issuance of Capital Stock & Capital Contributions Thereon              1,574,829               599,663               53,943
                                                                -------------------------------------------------------------

     NET CASH (USED) IN FINANCING ACTIVITIES+B15                       1,847,816               479,139              (34,592)
                                                                -------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                           25,458               (51,137)             (31,369)

CASH - BEGINNING                                                          37,699                37,699               63,157
                                                                -------------------------------------------------------------

CASH - ENDING                                                           $ 63,157             $ (13,438)            $ 31,788
                                                                =============================================================

  See Accountants' Review Report and Accompanying Notes to Financial Statements
                                        6

                      INTERNATIONAL MERCANTILE CORPORATION

    Balance Sheets as of March 31, 2000, December 31, 2000 and March 31, 2001
     Statements of Operations for the Three Months Ended March 31, 2000 and
   Year Ended December 31, 2000 and for the Three Months Ended March 31, 2001
and for the Statements of Changes in Stockholders' Equity and Cash Flows for the
                               Periods Then Ended

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

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements at March 31, 2000 and
March 31, 2001 and for the quarters then ended do not include all disclosures provided in the annual financial statements.  These interim financial statements are the representation of management and should be read in conjunction with the
Company's annual audited financial statements and the footnotes thereto.
However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations of the Company.  Unless otherwise stated, all information other than that related to December 31, 2000 and the year then ended is unaudited, and no other form of assurance is provided.

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

WARRANTY RESERVE

The Company maintains a depot warranty on components sold and manufactured systems for three years; the equivalent period of time that substantially all components from supplier manufacturers are warranted.  As the Company has not established a history of warranty service, a warranty reserve of one quarter of
1% of sales has been recorded at March 31, 2000, December 31, 2000, and at March
31, 2001.

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

EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock.  It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In computing EPS for the year ended December 31, 2000 and the quarters ended March 31, 2000 and March 31,
2001, the number of shares considered to be outstanding is computed as the average actual number of shares of the Company outstanding during the period.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

EARNINGS PER SHARE CONT'D

Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period.  Diluted EPS for the period ended March 31,
2000 were computed as a result of the Company's complex capital structure including 1,000,000 shares of Class B Common stock (see reverse split) which were authorized and unissued as of March 31, 2000.  These shares were subsequently issued by April 12, 2000.  Diluted EPS for the year 2000 were computed as a result of the Company's complex capital structure; including
285,714 shares of Series 2 Preferred stock, 20,000 shares of Class B Common stock, and 1,250,000 equivalent converted shares represented by the $500,000
Convertible Debenture. Diluted EPS for the quarter ended March 31, 2001 were computed as a result of the Company's complex capital structure; including
285,714 shares of Series 2 Preferred stock, 20,000 shares of Class B Common stock, and 5,714,286 equivalent converted shares represented by the $500,000
Convertible Debenture.

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

2.        Allowance for Doubtful Accounts

In accordance with Generally Accepted Accounting Principles the Company records anticipated uncollectible amounts by creating an allowance account.  Bad Debt
Expense is recognized using the Percentage of Sales method.  For the year ended
December 31,  2000 and the quarters ended March 31, 2000 and March 31, 2001 the
Company recognized a bad debt expense of $410,870, $4,625, and $131,915 respectively.  In the year ended December 31, 2000 and the quarters ended March
31, 2000 and March 31, 2001 no actual receivables were directly written off.  As a result, the allowance account included on the balance sheet, as net of account receivables is $542,806 at December 31, 2000, $21,961 at March 31, 2000, and
$673,151 at March 31, 2001.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.  Related Party Transactions

The Company's financing since inception, throughout its development stage and during the year ended December 31, 2000 and the quarters ended March 31, 2000 and 2001 has been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders.  At March 31,
2000, December 31, 2000 and March 31, 2001, the Company had liabilities to a major shareholder of $125,000, $100,000 and $100,000 respectively in the form of an unsecured note payable bearing interest at 8% per annum.  The note calls for six annual principal installments of $25,000 plus accrued interest.  In January,
2000 the Company paid the second annual principal installment of $25,000.  The note was issued for the purchase of machinery, office equipment and furniture from the shareholder.  Accrued interest through March 31, 2000, December 31,
2000 and March 31, 2001 is $2,894, $8,000, and $10,000 respectively.  As of
March 31, 2001, the Company is delinquent on its third annual installment of
$25,000.

A B securities, a shareholder of IMTL, acquired authorized, but unissued, shares of University Mortgage, Inc. (UMI) diluting the voting and equity interest of
IMTL in UMI to less than 5%.  The shares of UMI remaining after the dilution were then exchanged in a stock for stock transaction for registered shares of
Virtual Lender.com, Inc. (VLDC), a publicly traded company.  The investment was originally recorded at cost.  On December 31, 1999 IMTL acquired 3,000,000 shares of VLDC's restricted common stock in exchange for 3,000,000 shares of
IMTL restricted Class A common stock. In April 2000, the Company received an additional 1,000,000 shares of VLDC's restricted common stock in exchange for the balance of IMTL's equity interest in UMI.  The investment is defined as an investment in securities - available for sale, in accordance with Statement of
Financial Accounting Standards (SFAS 115) and is reported on the balance sheet at its fair market value.  During the year ended December 31, 2000 the fair market value declined significantly.  Since no conditions presently exist that would demonstrate that the decline in value of this investment is other than temporary, the loss is recognized in the statement of operations in the year
2000, the period of fair market value decline As of the date of these financial statements the value of this investment remains unchanged from December 31,
2000.

    At December 31, 2000 the Company had outstanding a note payable to a major stockholder due in one lump sum payment of principal and interest on or before
November 23, 2000.  The note, the principal balance of which is $571,609,
$430,209 and $343,929 at March 31, 2000, December 31, 2000 and March 31, 2001
respectively, bears interest at a rate of 8% per annum, and is unsecured.  As of
March 31, 2000, December 31, 2000 and March 31, 2001 unpaid interest has accrued in the amount of $11,432, $19,791 and $0 on the liability respectively.  As a result of a separate transaction the Company had a receivable from the same related party in the amount of $51,404 at December 31, 2000.  This receivable was offset against the above referenced note at March 31, 2001.
                                       12

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

4.    Commitments

The Company leases its corporate offices and manufacturing facilities in
Baltimore, Maryland under a six-year lease agreement, which began on October 1,
1999.  The lease encompasses commercial facilities of approximately 40,000 square feet.  Rent for the first year was $14,274 per month plus applicable sales tax, utilities, maintenance and property tax reimbursement and increases approximately 5% in each of the succeeding five years.  An additional security deposit of $14,274, as required under the lease agreement, was paid to the landlord on February 21, 2000.  During the periods ended March 31, 2000,
December 31, 2000, and March 31, 2001, the Company paid $44,009, $174,205 and
$15,303 in lease payments.  At March 31, 2001, the Company is delinquent on two months rent payments totaling $31,506, and accordingly, is in technical default of the lease agreement.  Under the default provisions as outlined in the lease the Company could be subject to loss of possession of the leased premises, and subject to damages including, but not limited to,  the total of:  any unpaid rent, all future minimum rent requirements as outlined below, legal expenses related to the landlord's exercise of its rights under the lease, and other costs related thereto.

Future minimum requirements of the Baltimore, Maryland corporate offices and manufacturing facilities are:

                          FYE  12/31/01              $167,068
                          FYE  12/31/02               187,040
                          FYE  12/31/03               189,957
                          FYE  12/31/04               195,790
                          FYE  12/31/05               130,257
                                                      -------
                                                     $870,112
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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Commitments cont'd

In June 2000, the Company issued a private offering of convertible debt debentures for the purposes of securing capital in the amount of $3,000,000.
The investment was funded by an initial payment of $500,000 at closing and is to be followed by monthly installments of $250,000 each for ten months beginning the month after an effective registration statement is filed with the Securities and Exchange Commission (SEC).  On August 16, 2000 the Company filed a SB-2 registration statement with the SEC pursuant to this contract.  The SEC declined to review the SB-2 statement and notified the Company as such on September 19,
2000.  As a result no additional funding has been received as of the date of these financial statements as the Company is required to make substantive amendments to the registration statement before the SEC will continue a review of the prospectus.  To date these substantive amendments have not been made.
The Company has the right to prepay the Note at 130% of the principal balance at the time of prepayment upon 10 days written notice.  Interest accrues on the debenture at 8%  per annum payable in restricted Class A common stock.  As of
December 31, 2000 and March 31, 2001, the Company has accrued interest in the amount of $22,889 and $32,889 respectively.  The equity instrument is convertible, at any time, into Common Stock at a price equivalent to the lower of 70% of the lowest closing bid price as reported on the OTC Bulletin Board for the three days preceding receipt by the Company of a notice of conversion or
$.40.  Of the initial $500,000 funding, $150,000 was distributed in payment of legal, consulting and brokerage fees incurred to facilitate the contract.  The balance of $350,000 was used to reduce related party debt.

5.       Capital Lease Obligations

The Company leases its operational and accounting software under a capital lease, which expires in December, 2002.  The lease requires monthly payments of principal and interest of $1,235 plus applicable sales tax.  Interest is imputed at 13.25% per annum. The lease agreement concludes with a $1 buy option at the end of the lease term.  As of March 31, 2001, the Company is three months in arrears of its lease obligation.  Approximate future lease payments under the capital lease is as follows:

                             FYE 12/31/01                      $17,651
                             FYE 12/31/02                        9,414
                                                                 -----
                                                               $27,065
 Less Amount representing interest                               3,278
                                                                 -----
                                                                23,787
 Less current maturities                                        14,824
                                                                ------
 Long-term debt, less current maturities                      $  8,963
                                                                ======

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

7.        Fixed Assets

Fixed assets for the Company consisted of the following at March 31, 2000:
                                                     Accumulated
                                    Fixed Asset      Depreciation      Balance
                                    -----------      ------------      --------
Website Development                $   5,637        $         414     $   5,226
 Furniture & Fixtures                 33,717                2,516        31,201
Manufacturing/Warehouse Equip         37,499                2,643        34,856
Computer Hardware                     71,214                6,549        64,665
Transportation Equip                   7,000                  758         6,242
Office Equipment                      36,577                3,385        33,192
Software Systems                      44,133                4,265        39,868
Leasehold Improvements                 4,000                1,000         3,000
                                  ----------------------------------------------
                                    $239,777        $      21,530     $ 218,247
                                  ==============================================

Fixed assets for the Company consisted of the following at December 31, 2000:
                                                     Accumulated
                                    Fixed Asset      Depreciation      Balance
                                    -----------      ------------      --------
Website Development                $    9,641       $       1,712     $  7,929
 Furniture & Fixtures                  33,142               6,064       27,078
Manufacturing/Warehouse Equip          38,026               6,724       31,302
Computer Hardware                      90,511              18,554       71,957
Transportation Equip                    7,000               1,808        5,192
Office Equipment                       36,909               8,972       27,937
Software Systems                       67,931              13,359       54,572
Leasehold Improvements                  4,000               4,000            0
                                  ----------------------------------------------
                                   $  287,160        $     61,193     $225,967
                                  ==============================================

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Fixed Assets cont'd

Fixed assets for the Company consisted of the following at March 31, 2001:
                                                     Accumulated
                                    Fixed Asset      Depreciation      Balance
                                    -----------      ------------      --------
Website Development                $   15,246       $       2,474     $ 12,772
 Furniture & Fixtures                  33,117               7,247       25,870
Manufacturing/Warehouse Equip          38,026               8,082       29,944
Computer Hardware                     134,398              25,274      109,124
Transportation Equip                    7,000               2,158        4,842
Office Equipment                       36,909              10,448       26,461
Software Systems                       70,631              16,891       53,740
Leasehold Improvements                  4,000               4,000            0
                                  ----------------------------------------------
                                   $  339,327       $      76,574     $262,753
                                  ==============================================

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

9.  Notes Payable and Convertible Debentures

Notes Payable consisted of the following at March 31, 2000:

         Note Payable - related party dated September 6, 1999         $100,000
         Note Payable - related party dated November 23, 1999          571,609
                                                                       -------
                                                                       671,609
                           Less Current Portion                        596,609
                                                                       -------
                           Long Term Portion                          $ 75,000
                                                                      ========

Loans Payable consisted of the following at March 31, 2000:

            Loan Payable - Dated November, 1999                       $  7,500
            Loan Payable - Dated March, 2000                            50,000
                                                                        ------
                                                                        57,500
                           Less Current Portion                         (57,500)
                                                                       ---------
                  Long Term Portion                                   $       0
                                                                      ==========

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Notes Payable and convertible Debentures, cont'd

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount.  Interest expense on the above notes and loans amounted to $14,294 for the quarter ended March 31, 2000.

Notes Payable consisted of the following at December 31, 2000:

         Note Payable - related party dated September 6, 1999        $ 100,000
         Note Payable - related party dated November 23, 1999          430,209
                                                                       -------
                                                                       530,209
                           Less Current Portion                        455,209
                                                                       -------
                           Long Term Portion                         $  75,000
                                                                     =========

Loans Payable consisted of the following at December 31, 2000:

         Loan Payable - Dated November, 1999                         $   7,500
         Loan Payable - Dated March, 2000                               50,000
         Loan Payable - Dated April, 2000                              150,000
         Loan Payable - Dated May, 2000                                 40,000
                                                                       -------
                                                                       247,500
                           Less Current Portion                       (247,500)
                                                                      ---------
                           Long Term Portion                         $       -
                                                                     ===========

Convertible Debentures at December 31, 2000 are as follows:

              Convertible Debentures dated March 30, 2000             $500,000
                                 Less Current Portion                        0
                                                                     ----------
                                    Long Term Portion                 $500,000
                                                                     ===========

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount.  Interest expense on the above notes and convertible debentures for the year ended December 31, 2000 amounted to $73,395.

Notes Payable consist of the following at March 31, 2001:

         Note Payable - related party dated September 6, 1999         $100,000
         Note Payable - related party dated November 23, 1999          343,929
                                                                       -------
                                                                       443,929
                           Less Current Portion                        393,929
                                                                       -------
                           Long Term Portion                         $  50,000
                                                                      =========

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Notes Payable and convertible Debentures, cont'd

Loans Payable consist of the following at March 31, 2001:

         Loan Payable - Dated November, 1999                         $   7,500
         Loan Payable - Dated March, 2000                               50,000
         Loan Payable - Dated April, 2000                              150,000
         Loan Payable - Dated May, 2000                                 40,000
                                                                        ------
                                                                       247,500
                           Less Current Portion                       (247,500)
                                                                      ----------
                           Long Term Portion                         $       0
                                                                      ==========

Convertible Debentures at March 31, 2001 are as follows:

              Convertible Debentures dated March 30, 2000            $ 500,000
                                 Less Current Portion                  500,000
                                                                      --------
                                    Long Term Portion                $       0
                                                                      ==========

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount.  Interest expense on the above notes and convertible debentures for the quarter ended March 31, 2001 amounted to $20,604.

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
The financing calls for the payment of 3 points per month on open invoices and is secured by an assignment of the underlying receivable, acquired inventory related to the contract, and 214,286 restricted shares of the Company's Class A common stock.  The Company issued 650,000 restricted shares to the lender as a fee for securing the financing.  For the year ended December 31, 2000 the
Company paid $93,032 in financing costs and accrued an additional $79,502 of interest payable related to the line of credit.  No payments were made during the quarter ended March 31, 2001, however an additional $53,002 of interest payable was accrued for the quarter related to the line of credit.  As of the date of these financial statements, the line of credit is in default as payments of principal and interest are past due.  Consequently, the lender has disallowed

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Line of Credit cont'd

further advances on the credit line.  As of December 31, 2000 and March 31, 2001 the Company was indebted on the line of credit including accrued interest thereon for $668,410 and $721,412 respectively.  Management and the lender are working jointly with counsel to collect the underlying receivable.  As of the date of these financial statements legal action has been filed in this regard by the Company to collect the underlying receivable.  The balance of the receivable as of December 31, 2000 and March 31, 2001, including additional financing charges, is $628,745 and $654,202 respectively.  The Company has reserved an allowance of approximately $378,000, against this receivable at December 31,
2000 and March 31, 2001.

11.  Contingencies

The Company's sales during the year ended December 31, 2000 include one significant customer that represents approximately 14% of the total sales.  As of the date of these financial statements the Company is no longer providing products or services to this customer as the customer is over 350 days past due on outstanding invoices.

In July 1999 Bowne & Co, Inc., a financial corporate printer filed suit against the Company in New York seeking approximately $18,000 for claims of outstanding printed invoices.  As of March 31, 2001 the suit is still pending and the outcome is not yet determinable.

In August 2000 Interim Atlantic Enterprises, LLC filed suit against IMTL for
$11,038 This suit concerns a claim that an employee did not work the minimum number of days required under the terms of a contract between IMTL and Interim
Atlantic Enterprises, LLC.  As of March 31, 2001 the suit is still pending and the outcome is not yet determinable.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Going Concern cont'd

Company's Common Stock.  If either or both of these sources fail to meet the
Company's capital requirements, the Company's ability to continue as a going concern would be in doubt.  The financial statements do not include any adjustments regarding the going concern and have been prepared with the assumption that the Company will continue perpetually.

13.  Segment Information

The Company operates primarily in two industry segments:  (1) whitebox system sales and (2) computer component sales.  The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1.  The table below presents information about reported segments at
March 31, 2000:
                                   System           Component
                                   Sales              Sales          Other          Total
Sales                           $1,427,999        $  768,115     $   14,132      $2,210,246
Gross Profit                       170,429            56,537         14,132         241,098
Operating Income (Loss)             80,167            26,450       (480,991)       (374,374)
Assets                           1,633,742           544,581      3,303,066       5,481,389
Capital Expenditures                 3,374             1,125         24,790          29,289
Depreciation Expense                   723             1,208          9,119          11,050

The table below presents information about reported segments at
December 31, 2000:
                                   System           Component
                                   Sales              Sales          Other          Total
Sales                           $4,395,261        $2,607,430     $   61,334      $7,064,025
Gross Profit                       338,582           200,860         61,334         600,776
Operating Income (Loss)             72,367            42,932     (2,836,155)     (2,720,856)
Assets                           1,078,284           639,678        412,697       2,130,659
Capital Expenditures                 3,155             1,871         82,101          87,127
Depreciation Expense                 4,236             2,513         43,964          50,713

The table below presents information about reported segments at
March 31, 2001:
                                   System           Component
                                   Sales              Sales          Other          Total
Sales                             $612,242        $  403,413     $        0      $1,015,655
Gross Profit                        63,326            46,349              0         109,675
Operating Income (Loss)             11,520             9,070       (996,992)       (976,402)
Assets                             526,312           223,927        732,310       1,482,549
Capital Expenditures                     0                 0         52,167          52,167
Depreciation Expense                 2,110             2,210         11,061          15,381

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

On March 16, 2001, the Company, at the direction of the courts, entered into mediation with management of a customer that, the Company has ascertained, owes the Company $654,202.  The mediation was unsuccessful and a hearing date is expected to be set by the courts in the near future.  The customer, on April 5,
2001, declared Chapter 11 Bankruptcy, and as a result the Company has reserved approximately $378,000 against this receivable at March 31, 2001.

In April 2001, the Company received formal notice from its landlord that it was delinquent on its lease payments for February, March and April of 2001.

On January 4, 2001 the Company's Board of Directors approved a plan to transfer the Company's assets into Micromatix.com, a wholly owned subsidiary.  The transfer of the Company's assets and operations will occur upon completion of all of the appropriate documents.  As of the date of these financial statements this has not yet occurred.

Item 2. Management's Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE
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

     From the period August 28, 2000 to November 26, 2000 the Company sold a private placement memo under an exemption from registration as set forth in
Section 4(2) of the Act and Regulation D.  The Company offered 286 units consisting of 10,000 shares of Restricted Class A Common Stock plus 10,000 warrants to purchase one share of Restricted Class A Common Stock shares at
$ 0.10 per share.  Warrants expire on August 31, 2001.  The purchase price of each unit was $10,000.  The Company raised $1,169,025 in capital and issued
3,828,682 shares and warrants in the offering.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports

     Previously file on Form 8-K

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