Form 10QSB/A
period 2001-06-30
INTERNATIONAL MERCANTILE CORP
filed 2001-08-20
CIK 51387

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                  Form 10-QSB/A

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001



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


                  P.O. Box 340, Olney, MD 20830
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (301) 774-6913
                           ---------------------------
                           (Issuer's telephone number)
           1625 Knecht Ave, Baltimore, MD 21227
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


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

As of June 30, 2001, there were outstanding 1,960,028 shares of Class A Common Stock, $0.10 par value, and 1,285,714 shares of Class B Common Stock, $0.10 par value.

     Transitional Small Business Disclosure Format (check one);

                      Yes [__]       No  [ X ]

                      INTERNATIONAL MERCANTILE CORPORATION

                               Form 10-QSB/A Index
                                  June 30, 2001

                                                                      Page
                                                                      ----

Part I: Financial Information .....................................     3


      Item 1. Financial Statements ................................     3

      Balance Sheets as of June 30, 2000
      and June 30, 2001 (unaudited)..............................     6-7

      Statement of Operations for the quarters ended
      June 30, 2000 and June 30, 2001 ..........................        8

      Statement of Changes in Stockholder's Equity
      for the quarters ended June 30, 2000 and June 30, 2001....        9

      Statement of Cash Flows for the quarters ended June 30,
      2001 and June 30, 2001 ....................................      10

      Notes to Financial Statements................................ 11-21


     Item 2. Management's Discussion and Analysis
             or Plan of Operation .................................    22


Part II:   Other Information ......................................    24


     Item 1.    Legal Proceedings .................................    24


     Item 2.    Changes in Securities .............................    24


     Item 3.    Defaults Upon Senior Securities ...................    25


     Item 4.    Submission of Matters to a Vote of
                Security Holders ..................................    25


     Item 5.    Other Information .................................    25


     Item 6.    Exhibits and Reports on Form 8-K ..................    25

Signatures ........................................................    27

                      INTERNATIONAL MERCANTILE CORPORATION


                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements


                      INTERNATIONAL MERCANTILE CORPORATION

                                TABLE OF CONTENTS
                                  JUNE 30, 2001

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

To the Board of Directors and Stockholders
International Mercantile Corporation, a Missouri corporation

We have reviewed the accompanying balance sheet of International Mercantile Corporation (a Missouri Corporation) as of June 30, 2000 and June 30, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the periods then ended. Our review was performed in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All the information included in these financial statements is the representation of the management of International Mercantile Corporation.

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

The financial statements for the year ended December 31, 2000 presented in the financial statements were audited by Caruso and Caruso of Boca Raton, Florida and they expressed an unqualified opinion on them in our report dated April, 2001, but we have not performed any auditing procedures on International Mercantile Corporation.

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

Craig W. Conners, C.P.A.

San Diego, CA
August 18, 2001

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS
                                                       Unaudited      Unaudited
                                         December 31    June 30,       June 30,
                                            2000          2000           2001
                                         -----------  ------------  ------------

Current Assets
--------------
   Cash and Cash Equivalents           $   63,157     $  (61,840)  $     1,220
   Marketable Securities - Trading            -              -             -
   Accounts Receivable Net of
     Allowance for Doubtful Accounts    1,036,458      1,306,594           -
   Inventory                              276,391        565,151           -
   Prepaids & Other Assets                 64,585         21,418           -
   Due From Related Party                  51,404            -             -
                                        ------------  ------------  ------------

      Total Current Assets              1,491,995      1,955,003         1,220

Investments
-----------
   Investment in Equity
      Securities-Available-For-Sale        80,000      3,000,000        18,000

Fixed Assets
------------
   Fixed Assets, net of
      Accumulated Depreciation            225,967        221,574           -

Other Assets
------------
   Organization Costs,
      Net of Amortization                 169,625        191,415           -
   Deposits                                32,604         36,042           -
   Capitalized Loan Costs,
      Net  of Amortization                130,468            -             -
                                        ------------  ------------  ------------
      Total Other Assets                  332,697        227,457        18,000
                                        ------------  ------------  ------------

         Total Assets                   2,130,659    $ 5,404,034   $    19,200
                                        ============  ============  ============


  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                       Unaudited      Unaudited
                                         December 31    June 30,       June 30,
                                            2000          2000           2001
                                         -----------  ------------  ------------

Current Liabilities
-------------------
   Accounts Payable and
      Accrued Expenses                $ 1,097,194     $ 1,011,136  $   29,000
   Cash Overdraft                             -              -            -
   Accrued Interest Payable               130,182          47,214         -
   Due to Related Party                       -            39,573         -
   Warranty Reserve - Current Portion      12,442           2,442         -
   Convertible Debentures -
      Current Portion                         -              -            -
   Note Payable - Related Parties,
      Current Portion                     455,209         596,609         -
   Line  of Credit                        588,908         698,946         -
   Loans Payable                          247,500         247,500         -
   Capitalized Lease Payable -
      Current Portion                      13,915          10,221         -
                                        ------------  ------------  ------------
      Total Current Liabilities         2,545,350       2,653,641      29,000

Long Term Liabilities
---------------------
   Committments and Contingencies
   Warranty Reserve, Net
      of Current Portion                    5,171          11,884         -
   Capitalized Lease Payable Net
      of Current Portion                   12,126          17,987         -
   Note Payable - Related Party
      Net of Current Portion               75,000          75,000       9,000
   Convertible Debentures                 500,000            -            -
                                        ------------  ------------  ------------
      Total Long Term Liabilities         592,297         104,871      38,000
                                        ------------  ------------  ------------

         Total Liabilities              3,137,647       2,758,512      38,000
                                        ------------  ------------  ------------

Stockholders' Equity
--------------------
   Common stock-Class A -
      31,000,000 authorized
      @ $.10 Par 9,333,536,
      @ .01 Par 16,534,847
      and @ $.10 Par 11,960,028
      shares respectively                 933,354         271,902   1,196,003
   Common stock-Class B - $.01 Par,
      2,000,000 shares authorized,
      1,000,000 and 2,000,000
      shares outstanding                   20,000          20,000      20,000
   Preferred stock - Series 1 -
      $1.00 Par, 2,000,000
      authorized, -0- and -0- shares
      outstanding                             -              -             -
   Preferred stock - Series 2 -
      $1.00 Par, 2,000,000 authorized,
      -0- and 285,714 shares
      outstanding                         285,714         200,000     285,714
   Preferred stock - Series 3 - $1.00
      Par, 5,000,000 authorized, -0-
      shares outstanding                      -              -            -
   Additional Paid in Capital           3,364,530       3,252,577   3,094,732
   Accumulated Deficit                 (5,610,586)     (1,373,315) (4,615,249)
                                      --------------  ------------  ------------

      Total Stockholders' Equity       (1,006,988)      2,645,522   (  18,800)
                                      --------------  ------------  ------------

         Total Liabilities &
            Stockholders' Equity      $ 2,130,659     $ 5,404,034  $   19,200
                                      ==============  ============  ============

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS


                            For the Year       For the Six        For the Six
                               Ended           Months Ended        Months Ended
                            December 31,         June 30,             June 30,
                               2000                2000                 2001
                                                Unaudited            Unaudited
                          ----------------    ----------------    --------------
Revenues

   Sales                    $ 7,064,025        $ 4,045,914         $      -
   Cost of Merchandise
      Sold                    6,463,249          3,697,212                -
                          ----------------    ----------------    --------------

      Gross Profit              600,776            202,898                -
Operating Expenses
   Amortization                 109,796             20,384                -
   Auto and Truck                 -                 15,993
   Bad Debts                    410,870             34,625                -
   Bank Charges                    -                18,470
   Donations                       -                 1,817
   Depreciation                  50,713             22,494                -
   Interest Expense             249,932             88,454                -
   Marketing, Advertising
      Expense & Sales Expense   432,765              8,622
   Other General &
      Administrative Expense  2,057,519          1,204,713               8,363
   Warranty Reserve              10,037              7,000                 -
                          ----------------    ----------------    --------------

      Total Operating
         Expenses             3,321,632          1,422,573               8,363
                          ----------------    ----------------    --------------

      Net (Loss)
         From Operations     (2,720,856)        (1,073,871)             (8,363)

Other Revenues and (Expenses)
      Loss on Securities     (2,645,642)               -                   -
      Finance Charge Income      55,356                -                   -
                          ----------------    ----------------    --------------

      Net (Loss) From
         Operations and
         Other Revenues     $(5,311,142)       $  (374,374)        $    (8,363)
                          ================    ================    ==============

      Earnings (Loss)
         per share of
         common Stock
         - Basic              $ (1.4461)         $ (0.0368)          $ (0.0000)
                          ================    ================    ==============

      Weighted Average
         Shares - Basic       3,672,698          9,190,183          10,470,467
                          ================    ================    ==============

      Earnings (Loss)
         per share of Common
         Stock - Diluted      $ (0.9392)         $ (0.0368)        $   (0.0000)
                          ================    ================    ==============

      Weighted Average
         Shares - Diluted     5,655,036           9,190,183          20,454,753
                          ================    ================    ==============


  See Accountants' Review Report and Accompanying Notes to Financial Statements


                      INTERNATIONAL MERCANTILE CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR JANUARY 1, 2000 THROUGH DECEMBER 31, 2000
                    AND THE SIX MONTHS ENDED JUNE 30, 2001


                                                           COMMON STOCK                 PREFERRED STOCK
                                                        SHARES       AMOUNT         SHARES          AMOUNT
                                                        -------      ------         ------          ------


Balance, Janaury 1, 2000, as adjusted for
August 8, 2000 1:7 reverse stock split                1,728,920     $ 82,892      $2,945,874     $ (299,444)
Issuance of Common Stock of International
Mercantile Corporation a Missouri corp to
owners of Micromatix.com, Inc., a Delaware
corporation, as adjusted for August 8,
    2000 1:7 reverse stock split
    Class A Common Stock                                214,286       21,429            -               -
    Class B Common Stock                              1,000,000       10,000            -               -
Issuance of Common Stock of International
Mercantile Corporation a Missouri
corporation, as adjusted for August 8,
2000 1:7 reverse stock split
    Class A Common Stock                              8,390,330      839,033         418,656            -
    Class B Common Stock
    Series 2 Preferred Stock                              -             -            285,714


Balance,  December 31, 2000                          11,619,250      953,354         285,714      3,364,530

Issuance of Common Stock of International
Mercantile Corporation a Missouri
Corporation, as adjusted for August 8,
    2000 1:7 reverse stock split
    Class A Common Stock                              2,626,492      262,649            -          (269,798)
    Class B Common Stock
    Series 2 Preferred Stock
                                                    --------------------------------------------------------

Balance, June 30, 2001                               14,245,742     $ 1,216,003   $ 285,714


  See Accountants' Review Report and Accompanying Notes to Financial Statements


                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS


CASH FLOWS FROM OPERATING ACTIVITIES                        Year Ended    For 6 Months
------------------------------------                          12/31/01      6/30/01
                                                            -----------   ------------

Net (Loss)                                                 $(5,311,142)    $  (8,363)
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
                 Bad Debts                                     410,870
                 Depreciation & Amortization                   160,509
               (Increase)Decrease in
                    Marketable Securities - Trading            715,075
                    Accounts Receivable                       (712,457)
                    Inventory                                  199,235
                    Prepaids & Other Assets                    (50,287)
                    Deposits                                   (14,274)
                    Organization Costs & Loan Costs            (70,199)
                    Due From Related Party                     (51,404)
                 Increase(Decrease)
                    Accounts Payable & Accrued Expenses        473,106
                    Cash Overdraft
                    Due to Related Party                      (261,322)
                    Accrued Interest                           121,130
                    Warranty Reserve                            10,287
                                                           ---------------------------
     NET CASH PROV. BY OPERATING ACTIVITIES                 (4,380,873)       (8,363)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of Fixed Assets                                    (87,127)
Permanent Impairment of Equity Securities
   Available-for-Sale                                        2,645,642
                                                           ---------------------------
     NET CASH (USED) IN INVESTING ACTIVITIES                 2,558,515

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from Loans, Notes Payable, Capital
    Leases and Line of Credit                                1,695,000         9,000
Payments on Loans, Notes and Line of Credit                 (1,413,591)
Payments on Capital Lease                                       (8,422)
Issuance of Capital Stock & Capital Contributions Thereon    1,574,829
Reverse Merger of Macromatix per Unwind Provision                            (31,788)
                                                           ---------------------------

     NET CASH (USED) IN FINANCING ACTIVITIES+B15             1,847,816       (31,788)
                                                           ---------------------------


NET INCREASE (DECREASE) IN CASH                                 25,458        31,151

CASH - BEGINNING                                                37,699        32,371
                                                           ----------------------------
CASH - ENDING                                                 $ 63,157         1,220
                                                           ============================

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies


ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University
Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the predecessor company received 2,500 shares of the Company's stock for each share of the predecessor company; a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the predecessor company. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. The Company, however, has not completed the requisite articles of merger and related documents, which are required to be filed with the applicable state authorities. Immediately subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction was, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company. An unwind provision existed as part of the merger agreement, whereby the merger agreement could be rendered void. On September 2, 2000 this provision was extended until March 30, 2001. On March 31, 2001 the Board of Directors elected exercise their put option and unwind the merger with Micromatix.com. The net effect of this was to return each corporation to their status pro ante prior to their merger. The unwinding returned all assets and liabilities to Micromatix so they could continue to operate independently. The Company has now changed its direction and intends on acquiring a new business in either the form of a merger, acquisition or some type of pooling of shares. At this time there are no actual targets and the company is in search of candidates. The intention is to raise the capital by either a private placement memorandum or foreign financing. Micromatix has agreed to indemnify the company for any and all liabilities arising from the merger. The reverse merger has a potential for liability to the company and accordingly Micromatix has proffered marketable securities in the name of the company. Accordingly 3 debentures that were issued pursuant to the merger have been canceled but will be effectuated by a conversion provision for equity.


REVENUE RECOGNITION

Revenues were derived primarily from sales of build-to-order personal computers and related PC hardware via the Company's business-to-business e:commerce. Revenues related to these sales are recognized when a computer product is shipped and invoiced.


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


INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements at June 30, 2000 and June 30, 2001 and for the quarters then ended do not include all disclosures provided in the annual financial statements. These interim financial statements are the representation of management and should be read in conjunction with the Company's annual audited financial statements and the footnotes thereto. However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. Unless otherwise stated, all information other than that related to December 31, 2000 and the year then ended is unaudited, and no other form of assurance is provided.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


MARKETABLE SECURITIES AND INVESTMENT IN EQUITIES          AVAILABLE-FOR-SALE

The Company's marketable securities are comprised of equity and debt securities and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in net earnings. In the first quarter of the year 2000 the Company liquidated its entire marketable trading securities portfolio. The Company's Investment in Equities Available-For-Sale is comprised of securities that management has not demonstrated are being held for trading. The investment is recorded at fair market value on the balance sheet with any permanent decline in value recognized in the statement of operations in accordance with SFAS 115. Currently, the only securities being held by the company are 200,000 of GLTK and 4,000,000 of PCLO currently traded on the OTCBB.


WARRANTY RESERVE

The Company maintains a depot warranty on components sold and manufactured systems for three years; the equivalent period of time that substantially all components from supplier manufacturers are warranted. As the Company has not established a history of warranty service, a warranty reserve of one quarter of 1% of sales has been recorded at March 31, 2000, December 31, 2000, and at March 31, 2001. This potential warranty should not affect the company as it would become the responsibility of Micromatix.


INCOME TAXES

The Company files its tax return with the Internal Revenue Service as a C Corporation. Applying statutory tax rates to future year's differences between the tax bases and financial reporting amounts of assets and liabilities recognizes deferred income taxes. No deferred tax asset/valuation allowance has been recognized for the losses incurred to date, as it is not determinable that the Company will realize any tax benefit from such losses. Loss carryforwards, if any, expire fifteen years following the tax year-end in which they occur. Micromatix will be responsible for the filing of the operations through March 30, 2001. To the extent of the operations for the company's activities from March 31, 2001 through the end of their fiscal period is what will be reflected on their tax return.


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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


EARNINGS PER SHARE CONT'D

Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS for the period ended June 30, 2000 were computed as a result of the Company's complex capital structure including 1,000,000 shares of Class B Common stock (see reverse split) which were authorized and unissued as of June 30, 2000. These shares were subsequently issued by April 12, 2000. Diluted EPS for the year 2000 were computed as a result of the Company's complex capital structure; including 285,714 shares of Series 2 Preferred stock, 20,000 shares of Class B Common stock, and 1,250,000 equivalent converted shares represented by the $500,000 Convertible Debenture. Diluted EPS for the quarter ended June 30, 2001 were computed as a result of the Company's complex capital structure; including 285,714 shares of Series 2 Preferred stock, 20,000 shares of Class B Common stock, and 5,714,286 equivalent converted shares represented by the $500,000 Convertible Debenture. The actual conversion may be reduced given the reverse merger and relinquishment of the debentures.


DEVELOPMENT STAGE

The Company's prior principal operations when operating as Micromatix, comprised of sales of build-to-order unbranded or "white box" PC systems and PC related hardware were in a start up phase through December 31, 1999. Although some sales, manufacturing and distribution of personal computers and related PC hardware had commenced, as of December 31, 1999 there had been no significant revenue generated therefrom.

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

2.    Allowance for Doubtful Accounts

In accordance with Generally Accepted Accounting Principles the Company records anticipated uncollectible amounts by creating an allowance account. Bad Debt Expense is recognized using the Percentage of Sales method. For the year ended December 31, 2000 and the quarters ended June 30, 2000 and June 30, 2001 the Company recognized a bad debt expense of $410,870, $34,625, and $0.00 respectively. This issue related primarily to operations as Micromatix which has no longer affects the company. In the year ended December 31, 2000 and the quarters ended June 30, 2000, and 2001 no actual receivables were directly written off. As a result, the allowance account included on the balance sheet, as net of account receivables is $542,806 at December 31, 2000, $21,961 at June 30, 2000, and $0.00 at June 30, 2001.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.    Related Party Transactions

The Company's financing since inception, throughout its development stage and during the year ended December 31, 2000 and the quarters ended June 30, 2000 and 2001 has been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders. All Notes due Red River as a result of the 1999 reverse acquisition have been cancelled pursuant to the terms of the agreement. As of June 30, 2001, the Company is no longer intending on paying the notes as the company is insolvent to the extent of the ability to repay these notes. The shareholders have agreed to exchange their debt for additional shares in the company and consequently the amount shown on the balance sheet has been eliminated, however the dilution factor has not been determined as of June 30, 2001.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

4.    Commitments

The Company formerly leased its corporate offices and manufacturing facilities in Baltimore, Maryland under a six-year lease agreement, which began on October 1, 1999. The lease encompasses commercial facilities of approximately 40,000 square feet. Rent for the first year was $14,274 per month plus applicable sales tax, utilities, maintenance and property tax reimbursement and increases approximately 5% in each of the succeeding five years. An additional security deposit of $14,274, as required under the lease agreement, was paid to the landlord on February 21, 2000. During the periods ended March 31, 2000, December 31, 2000, and March 31, 2001, the Company paid $44,009, $174,205 and $15,303 in lease payments. At June 30, 2001, the Company is no longer liable for the lease payments as this is the responsibility of Micromatix.


The Company issued 285,714 shares of Preferred, Series 2, $.10 Par stock to a shareholder for the purpose of securing financing in the amount of $1,000,000. The stock is being held in escrow pending the consummation of the financing contract, which as of the date of these financial statements has not occurred, nor, according to management is likely to occur. The Company has applied to their loan an additional 750,000 shares as a total payoff of this 1,000,000 line of credit.

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

5.    Capital Lease Obligations

The Company had formely leased its operational and accounting software under a capital lease, which expires in December, 2002. This is now requires monthly payments of principal and interest of $1,235 plus applicable sales tax from Micromatix. Interest is imputed at 13.25% per annum. The lease agreement concludes with a $1 buy option at the end of the lease term. As of March 31, 2001, the Company is three months in arrears of its lease obligation. Approximate future lease payments under the capital lease is as follows:

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
                                                                ======

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

6.    Officers' Compensation

Prior to the reverse acquisition, the Company's day-to-day activities were managed by certain officer/shareholders, who contributed their time on the Company's behalf without compensation in either cash or stock. No value for these services has been determined or recorded on the accompanying financial statements. Subsequent to the merger one of these officer/shareholders is compensated as a consultant through a wholly owned corporation of the officer/ shareholder and another officer is being compensated through the Company's payroll. Given there are no current operations other than the acquisition of a new company and the financing thereof there are currently no officer salaries.

7.    Fixed Assets

There are currently no fixed assets for the Company. Micromatix fixed assets consisted of the following at June 30, 2000:
                                                     Accumulated
                                    Fixed Asset      Depreciation      Balance
                                    -----------      ------------      --------
Website Development                $   5,637        $         414     $   5,226
 Furniture & Fixtures                 33,717                2,516        31,201
Manufacturing/Warehouse Equip         37,499                2,643        34,856
Computer Hardware                     71,214                6,549        64,665
Transportation Equip                   7,000                  758         6,242
Office Equipment                      36,577                3,385        33,192
Software Systems                      44,133                4,265        39,868
Leasehold Improvements                 4,000                1,000         3,000
                                  ----------------------------------------------
                                  $  239,777        $      21,530     $ 218,247
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

Notes Payable consisted of the following at June 30, 2000:

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

Notes Payable consisted of the following at December 31, 2000:

         Note Payable - related party dated September 6, 1999         $  9,000
         Note Payable - related party dated November 23, 1999          430,209
                                                                       -------
                                                                       530,209
                           Less Current Portion                        455,209
                                                                       -------
                           Long Term Portion                          $ 75,000
                                                                     =========

Loans Payable consisted of the following at December 31, 2000:

         Loan Payable - Dated November, 1999                          $  7,500
         Loan Payable - Dated March, 2000                               50,000
         Loan Payable - Dated April, 2000                              150,000
         Loan Payable - Dated May, 2000                                 40,000
                                                                       -------
                                                                       247,500
                           Less Current Portion                       (247,500)
                                                                      ---------
                           Long Term Portion                          $      -
                                                                     ===========

Convertible Debentures at December 31, 2000 are as follows:

              Convertible Debentures dated March 30, 2000             $500,000
                                 Less Current Portion                        0
                                                                     ----------
                                    Long Term Portion                 $500,000
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

Notes Payable consist of the following at March 31, 2001:

         Note Payable - related party dated September 6, 1999         $100,000
         Note Payable - related party dated November 23, 1999          343,929
                                                                       -------
                                                                       443,929
                           Less Current Portion                        393,929
                                                                       -------
                           Long Term Portion                         $  50,000
                                                                      =========
For June 30, 2001 there is a shareholder loan to maintain the fundamental operations for the acquisition and financing of a new company.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Notes Payable and convertible Debentures, cont'd

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's long term debt approximates the carrying amount. Interest expense on the above notes and convertible debentures for the quarter ended March 31, 2001 amounted to $20,604. This liability now lies with Micromatix.

10.   Line of Credit

On March 22, 2000 the Company entered into a factoring agreement with an unrelated third party to fund the purchase of inventory to fulfill purchase orders under an agreement to manufacture approximately 2,000 white-box computer units per month for a national satellite distributed program network marketing group. The factoring arrangement is in the form of a one year revolving line of credit, which allows for the drawing of funds by the Company in an amount equal to 75% of the purchase orders received from the marketing group. The line of credit is capped at $750,000 representing up to $1,000,000 of purchase orders. The financing calls for the payment of 3 points per month on open invoices and is secured by an assignment of the underlying receivable, acquired inventory related to the contract, and 214,286 restricted shares of the Company's Class A common stock. The Company issued 650,000 restricted shares to the lender as a fee for securing the financing. For the year ended December 31, 2000 the Company paid $93,032 in financing costs and accrued an additional $79,502 of interest payable related to the line of credit. The company further issued an additional 50,000 shares to lender and converted the debt to equity. No payments were made during the quarter ended March 31, 2001, however an additional $53,002 of interest payable was accrued for the quarter related to the line of credit. As of the date of these financial statements, the line of credit is in default as payments of principal and interest are past due. Consequently, the lender has disallowed

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Line of Credit cont'd

further advances on the credit line. As of December 31, 2000 and June 30, 2001 the Company was indebted on the line of credit including accrued interest thereon for $668,410 and $0.00 respectively. Management and the lender are working jointly with counsel to collect the underlying receivable. As of the date of these financial statements legal action has been filed in this regard by the Company to collect the underlying receivable. The balance of the receivable as of December 31, 2000 and June 30, 2001, including additional financing charges, is $628,745 and $0.00 respectively. The Company has reserved an allowance of approximately $378,000, against this receivable at December 31, 2000 and March 31, 2001. As of June 30, 2001 this is the liability of Micromatix.

11.   Contingencies

The Company's sales during the year ended December 31, 2000 include one significant customer that represents approximately 14% of the total sales. As of the date of these financial statements the Company is no longer providing products or services to this customer as the customer is over 350 days past due on outstanding invoices.

In July 1999 Bowne & Co, Inc., a financial corporate printer filed suit against the Company in New York seeking approximately $18,000 for claims of outstanding printed invoices. As of March 31, 2001 the suit is still pending and the outcome is not yet determinable. This is a liability of the Company as well as Micromatix as a judgment has been procured.

In August 2000 Interim Atlantic Enterprises, LLC filed suit against IMTL for $11,038 This suit concerns a claim that an employee did not work the minimum number of days required under the terms of a contract between IMTL and Interim Atlantic Enterprises, LLC. As of June 30, 2001 the is a default judgment against the company as well as Micromatix. This liability is still shown on the Company's balance sheet. On March 28, 2000, Microsoft Corporation filed a complaint against the Company and an employee for alleged copyright and trademark infringement and related causes of action. On November 7, 2000 the Company filed an answer denying all of Microsoft's claims. As of the date of these financial statements the suit is still pending and the outcome is not yet determinable however it would be a liability of Micromatix.

12.   Going Concern

The Company's financing has been provided by related party loans, capital contributions from shareholders and third party loans. The Company anticipates that through the rest of the year ended December 31, 2001 the Company will be able to locate, finance and acquire a new viable business. Currently, the Company is merely a shell for a new viable business opportunity. There are no operations and accordingly the losses are considerably less. The company has much less capital requirements as the operations have changed from manufacturing of computers to the acquisition of a new business.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

13.   Segment Information

The Company formerly operated primarily in two industry segments: (1) whitebox system sales and (2) computer component sales. The accounting policies of the segments and the products and services provided by the operating segments are described in Note 1.

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

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

14.   Reverse Stock Split

On August 8, 2000 the Company, through a Board action, authorized a 1:7 reverse split of the Company's outstanding Class A Common Stock, and outstanding Series 1, Series 2 and Series 3 Preferred Stock. The Board approved the rounding up of every fractional shareholder to a full share, with all shareholders equally affected. Coinciding with the reverse split, the Company increased the par value of its Class A Common Stock from $.01 to $.10 per share, and increased the par value of its Preferred Stock from $.10 to $1.00 per share. The purpose of the reverse split was to facilitate raising additional capital for the Company and allow management to find possible merger and acquisition candidates. Because of the Linuxone deal and the need to find another acquisition candidate the Board approved another reverse stock split of 11 to 1. The Board and Management believe this is one of several necessary steps that must be taken to insure the viability of the Company.

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

On March 16, 2001, Micromatix, at the direction of the courts, entered into mediation with management of a customer that, the Company has ascertained, owes the Company $654,202. The mediation was unsuccessful and a hearing date is expected to be set by the courts in the near future. The customer, on April 5, 2001, declared Chapter 11 Bankruptcy, and as a result the Company has reserved approximately $378,000 against this receivable at March 31, 2001.

In April 2001, Micromatix received formal notice from its landlord that it was delinquent on its lease payments for February, March and April of 2001.

On January 4, 2001 the Company's Board of Directors approved a plan to transfer the Company's assets into Micromatix.com, a wholly owned subsidiary. The transfer of the Company's assets and operations will occur upon completion of all of the appropriate documents. As of the date of these financial statements this has not yet occurred.

On March 30, 2001 the Company elected to reverse the merger with Micromatix and return all assets and liabilities. Micromatix has agreed to indemnify and hold harmless the Company from all current and future liabilities.

Item 2.    Management's Discussion and Analysis or Plan of Operation.


CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding International Mercantile Corp ("the Company" or "IMTE") and its business and operations contains "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "except," "anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or plan of Operations-Factors That May Affect Future Results" in the Company's quarterly report on the form 10-Q for the quarter ended June 30, 2001. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

     The following discussion and analysis should be read in conjunction with the financial statements appearing as Item {1} to this Report. These financial statements reflect the operations of the Company for the quarters ended June 30, 2001 and June 30, 2000.


(a)  Results of Operations

     As a result of the reverse merger operations in the computer industry no longer affect the Company however for the purpose of analyzing prior operations the following information is provided:

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


(b)  Plan of Operation

     The Company now intends to search for a acquisition candidate to merge into it's existing shell. The financing of the new candidate will likely be through private placement memorandum or existing companies willing to pay for the corporate shell because it is a fully reporting company. There are no guarantees this will occur and the Company is current in all it's filing's with the SEC.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings

     There are two default judgments against the Company for a total of $29,000.


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


INTERNATIONAL MERCANTILE CORPORATION


By: /s/ C. Fredric Richardson
    --------------------------
        C. Frederic Richardson
           Chief Exec. Officer
           President, Director


Date: August 19, 2001



By: /s/ C. Fredric Richardson
    --------------------------
        C. Timothy Jewell,
           Chief Exec. Officer
           President, Director


By: /s/ Edward Hutya
    --------------------------
        Edward Hutya,
           Director


By: /s/ Max W. Apple
    --------------------------
        Max W. Apple,
           Chairman

Date: August 19, 2001



        __________________________________________________________________