Form 10QSB/A
period 2001-09-30
INTERNATIONAL MERCANTILE CORP
filed 2001-11-15
CIK 51387

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                  Form 10-QSB/A

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001



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

As of September 30, 2001, there were outstanding 1,960,028 shares of Class A Common Stock, $0.10 par value, and 1,142,857 shares of Class B Common Stock, $0.10 par value.


     Transitional Small Business Disclosure Format (check one);

                      Yes [__]       No  [ X ]

                      INTERNATIONAL MERCANTILE CORPORATION

                               Form 10-QSB/A Index
                               September 30, 2001

                                                                      Page
                                                                      ----


Part I: Financial Information .....................................     3


      Item 1. Financial Statements ................................     3

      Balance Sheets as of June 30, 2000
      and September 30, 2001 (unaudited)...........................    6-7

      Statement of Operations for the quarters ended
      June 30, 2000 and September 30, 2001 ........................     8

      Statement of Changes in Stockholder's Equity
      for the quarters ended June 30, 2000 and September 30, 2001..     9

      Statement of Cash Flows for the quarters ended June 30,
      2001 and September 30, 2001 .................................    10

      Notes to Financial Statements................................   11-13


     Item 2. Management's Discussion and Analysis
             or Plan of Operation .................................    14


Part II:   Other Information ......................................    15


     Item 1.    Legal Proceedings .................................    15


     Item 2.    Changes in Securities .............................    15


     Item 3.    Defaults Upon Senior Securities ...................    15


     Item 4.    Submission of Matters to a Vote of
                Security Holders ..................................    15


     Item 5.    Other Information .................................    15


Signatures ........................................................    16

                      INTERNATIONAL MERCANTILE CORPORATION


                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements


                      INTERNATIONAL MERCANTILE CORPORATION

                                TABLE OF CONTENTS
                               SEPTEMBER 30, 2001

                                                                         Page

Accountants' Review Report                                                1

Balance Sheets                                                           2-3

Statements of Operations                                                  4

Statements of Changes in Stockholders' Equity                             5

Statements of Cash Flows                                                  6

Notes to the Financial Statements                                        7-13

To the Board of Directors and Stockholders
International Mercantile Corporation, a Missouri corporation

We have reviewed the accompanying balance sheet of International Mercantile Corporation (a Missouri Corporation) as of June 30, 2000 and September 30, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the periods then ended. Our review was performed in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All the information included in these financial statements is the representation of the management of International Mercantile Corporation.

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

San Diego, CA
November 14, 2001

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS
                                                       Unaudited      Unaudited
                                         December 31    June 30,    September 30
                                            2000          2000           2001
                                         -----------  ------------  ------------

Current Assets
--------------
   Cash and Cash Equivalents          $    63,157    $   (61,840)  $       577
   Marketable Securities - Trading            -              -             -
   Accounts Receivable Net of
     Allowance for Doubtful Accounts    1,036,458      1,306,594           -
   Inventory                              276,391        565,151           -
   Prepaids & Other Assets                 64,585         21,418           -
   Due From Related Party                  51,404            -             -
                                        ------------  ------------  ------------

      Total Current Assets              1,491,995      1,955,003           577

Investments
-----------
   Investment in Equity
      Securities-Available-For-Sale        80,000      3,000,000        18,000

Fixed Assets
------------
   Fixed Assets, net of
      Accumulated Depreciation            225,967        221,574           -

Other Assets
------------
   Organization Costs,
      Net of Amortization                 169,625        191,415           -
   Deposits                                32,604         36,042           -
   Capitalized Loan Costs,
      Net  of Amortization                130,468            -             -
                                        ------------  ------------  ------------
      Total Other Assets                  332,697        227,457        18,000
                                        ------------  ------------  ------------

         Total Assets                 $ 2,130,659    $ 5,404,034   $    18, 577
                                        ============  ============  ============


  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                       Unaudited      Unaudited
                                         December 31    June 30,    September30,
                                            2000          2000           2001
                                         -----------  ------------  ------------

Current Liabilities
-------------------
   Accounts Payable and
      Accrued Expenses                $ 1,097,194      $1,011,136  $   29,000
   Cash Overdraft                             -              -           -
   Accrued Interest Payable               130,182          47,214        -
   Due to Related Party                       -            39,573        -
   Warranty Reserve - Current Portion      12,442           2,442        -
   Convertible Debentures -
      Current Portion                         -              -           -
   Note Payable - Related Parties,
      Current Portion                     455,209         596,609        -
   Line  of Credit                        588,908         698,946        -
   Loans Payable                          247,500         247,500        -
   Capitalized Lease Payable -
      Current Portion                      13,915          10,221        -
                                        ------------  ------------  ------------
      Total Current Liabilities         2,545,350       2,653,641      29,000

Long Term Liabilities
---------------------
   Committments and Contingencies
   Warranty Reserve, Net
      of Current Portion                    5,171          11,884        -
   Capitalized Lease Payable Net
      of Current Portion                   12,126          17,987        -
   Note Payable - Related Party
      Net of Current Portion               75,000          75,000       9,000
   Convertible Debentures                 500,000            -             -
                                       ------------   ------------  ------------
      Total Long Term Liabilities         592,297         104,871      38,000
                                        ------------  ------------  ------------

         Total Liabilities              3,137,647       2,758,512      38,000
                                        ------------  ------------  ------------

Stockholders' Equity
--------------------
   Common stock-Class A -
      31,000,000 authorized
      @ $.10 Par 9,333,536,
      @ .01 Par 16,534,847
      and @ $.10 Par 11,960,028
      shares respectively                 933,354        271,902    1,196,003
   Common stock-Class B - $.01 Par,
      2,000,000 shares authorized,
      1,000,000 and 2,000,000
      shares outstanding                   20,000         20,000        20,000
   Preferred stock - Series 1 -
      $1.00 Par, 2,000,000
      authorized, -0- and -0- shares
      outstanding                             -              -             -
   Preferred stock - Series 2 -
      $1.00 Par, 2,000,000 authorized,
      -0- and 285,714 shares
      outstanding                         285,714         200,000     285,714
   Preferred stock - Series 3 - $1.00
      Par, 5,000,000 authorized, -0-
      shares outstanding                      -              -             -
   Additional Paid in Capital           3,364,530      3,252,577     3,094,732
   Accumulated Deficit                 (5,610,586)    (1,373,315)   (4,615,902)
                                      --------------  ------------  ------------

      Total Stockholders' Equity       (1,006,988)     2,645,522    (   19,423)
                                      --------------  ------------  ------------

         Total Liabilities &
            Stockholders' Equity      $ 2,130,659    $ 5,404,034   $    18,577
                                      ==============  ============  ============

  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS



                                 For the Year       For the Six        For the Nine
                                    Ended           Months Ended       Months Ended
                                 December 31,         June 30,         September 30,
                                    2000               2000                2001
                                                     Unaudited           Unaudited
                              ----------------    ----------------    --------------
Revenues

   Sales                         $ 7,064,025        $ 4,045,914         $       -
   Cost of Merchandise
      Sold                         6,463,249          3,697,212                 -
                               ----------------    ----------------    --------------

      Gross Profit                   600,776            202,898                 -
Operating Expenses
   Amortization                      109,796             20,384                 -
   Auto and Truck                      -                 15,993                 -
   Bad Debts                         410,870             34,625                 -
   Bank Charges                         -                18,470
   Donations                            -                 1,817
   Depreciation                       50,713             22,494                 -
   Interest Expense                  249,932             88,454                 -
   Marketing, Advertising
      Expense & Sales Expense        432,765              8,622
   Other General &
      Administrative Expense       2,057,519          1,204,713               9,016
   Warranty Reserve                   10,037              7,000                 -
                               ----------------    ----------------    --------------

      Total Operating
         Expenses                  3,321,632          1,422,573               9,016
                               ----------------    ----------------    --------------

      Net (Loss)
         From Operations          (2,720,856)        (1,073,871)             (9,016)

Other Revenues and (Expenses)
      Loss on Securities          (2,645,642)              -                   -
      Finance Charge Income           55,356               -                   -
                               ----------------    ----------------    --------------

      Net (Loss) From
         Operations and
         Other Revenues         $ (5,311,142)       $  (374,374)        $    (9,016)
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
                               ================    ================    ==============



  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR JANUARY 1, 2000 THROUGH DECEMBER 31, 2000
                   AND THE SIX MONTHS ENDED SEPTEMBER 30, 2001


                                                           COMMON STOCK                PREFERRED STOCK
                                                        SHARES       AMOUNT         SHARES          AMOUNT
                                                        -------      ------         ------          ------


Balance, Janaury 1, 2000, as adjusted for
August 8, 2000 1:7 reverse stock split              $  1,728,920  $    82,892    $ 2,945,874   $ (299,444)
Issuance of Common Stock of International
Mercantile Corporation a Missouri corp to
owners of Micromatix.com, Inc., a Delaware
corporation, as adjusted for August 8,
    2000 1:7 reverse stock split
    Class A Common Stock                                 214,286       21,429           -            -
    Class B Common Stock                               1,000,000       10,000           -            -
Issuance of Common Stock of International
Mercantile Corporation a Missouri
corporation, as adjusted for August 8,
2000 1:7 reverse stock split
    Class A Common Stock                               8,390,330      839,033        418,656         -
    Class B Common Stock
    Series 2 Preferred Stock                                -            -           285,714


Balance,  December 31, 2000                           11,619,250      953,354        285,714    3,364,530

Issuance of Common Stock of International
Mercantile Corporation a Missouri
Corporation, as adjusted for August 8,
    2000 1:7 reverse stock split
    Class A Common Stock                               2,626,492      262,649           -        (269,798)
    Class B Common Stock
    Series 2 Preferred Stock
                                                      ----------------------------------------------------

Balance, September 30, 2001                         $ 14,245,742  $ 1,216,003    $   285,714









  See Accountants' Review Report and Accompanying Notes to Financial Statements


                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                      Year Ended       For 9 Months
                                                                       12/31/01          9/30/01
                                                                      -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (Loss)                                                          $ (5,311,142)       $  (8,363)
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
                 Bad Debts                                               410,870
                 Depreciation & Amortization                             160,509
               (Increase)Decrease in
                    Marketable Securities - Trading                      715,075
                    Accounts Receivable                                 (712,457)
                    Inventory                                            199,235
                    Prepaids & Other Assets                              (50,287)
                    Deposits                                             (14,274)
                    Organization Costs & Loan Costs                      (70,199)
                    Due From Related Party                               (51,404)
                 Increase(Decrease)
                    Accounts Payable & Accrued Expenses                  473,106
                    Cash Overdraft
                    Due to Related Party                                (261,322)
                    Accrued Interest                                     121,130
                    Warranty Reserve                                      10,287
                                                                     ------------       -----------
     NET CASH PROV. BY OPERATING ACTIVITIES                           (4,380,873)          (8,363)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of Fixed Assets                                              (87,127)
Permanent Impairment of Equity Securities
   Available-for-Sale                                                  2,645,642
                                                                     ------------       -----------

     NET CASH (USED) IN INVESTING ACTIVITIES                           2,558,515

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from Loans, Notes Payable, Capital
    Leases and Line of Credit                                          1,695,000            9,000
Payments on Loans, Notes and Line of Credit                           (1,413,591)
Payments on Capital Lease                                                 (8,422)
Issuance of Capital Stock & Capital Contributions Thereon              1,574,829
Reverse Merger of Macromatix per Unwind Provision                                         (31,788)
                                                                     ------------       -----------

     NET CASH (USED) IN FINANCING ACTIVITIES+B15                       1,847,816          (31,788)
                                                                     ------------       -----------

NET INCREASE (DECREASE) IN CASH                                           25,458           31,151

CASH - BEGINNING                                                          37,699           32,371
                                                                     ------------       -----------

CASH - ENDING                                                           $ 63,157            1,220
                                                                     ============       ===========


  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies


ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University
Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the predecessor company received 2,500 shares of the Company's stock for each share of the predecessor company; a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the predecessor company. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. The Company, however, has not completed the requisite articles of merger and related documents, which are required to be filed with the applicable state authorities. Immediately subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction was, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company. An unwind provision existed as part of the merger agreement, whereby the merger agreement could be rendered void. On September 2, 2000 this provision was extended until March 30, 2001. On March 31, 2001 the Board of Directors elected exercise their put option and unwind the merger with Micromatix.com. The net effect of this was to return each corporation to their status pro ante prior to their merger. The unwinding returned all assets and liabilities to Micromatix so they could continue to operate independently. Each has agreed to hold each other harmless.

The Company has then changed its direction and sought to acquire a new business in either the form of a merger, acquisition or some type of pooling of shares. As of September 30, 2001 the company made preliminary agreement which was formalized on or about October 17, 2001 to acquire a wholly owned subsidiary called Solutions Technology Inc. The agreement calls for exchange of the total shares outstanding of Solutions Technology, A Nevada Corporation. The total number of shares outstanding for Solutions Technology, Inc. is 20,511,365 common stock and the exchange will be on a 1 for 1 basis of the company Class A Common Stock. In order to facilitate this the board has issued an additional 20,511,365 shares thus the original capital structure will remain the same. The stock certificates were issued on October 19, 2001 by approval of the board. Further aspects of the exchange include the purchase of the Class B shares by two entities, David A. Facciani and Integrated Capital Corp at 50 percent each in return for $1.00.

REVENUE RECOGNITION

Revenues will be recognized when earned based on the accrual method.


INVENTORY

There currently is no inventory nor is there any plans to have inventory at any time in the near future.

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


INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements at June 30, 2000 and September 30, 2001 and for the quarters then ended do not include all disclosures provided in the annual financial statements. These interim financial statements are the representation of management and should be read in conjunction with the Company's annual audited financial statements and the footnotes thereto. However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. Unless otherwise stated, all information other than that related to December 31, 2000 and the year then ended is unaudited, and no other form of assurance is provided.

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


EARNINGS PER SHARE

As per Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, standards for computing and presenting earnings per share (EPS) applies to publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In computing EPS for the year ended December 31, 2000 and the quarters ended June 30, 2000 and September 30, 2001 the number of shares considered to be outstanding is computed as the average actual number of shares of the Company outstanding during the period.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


EARNINGS PER SHARE CONT'D

Other appropriate adjustments have been made to deal with changes in numbers of shares issued during the period. Diluted EPS for the period ended June 30, 2000 were computed as a result of the Company's complex capital structure including 1,000,000 shares of Class B Common stock (see reverse split) which were authorized and unissued as of June 30, 2000. These shares were subsequently issued by April 12, 2000. Diluted EPS for the year 2000 were computed as a result of the Company's complex capital structure; including 285,714 shares of Series 2 Preferred stock, 20,000 shares of Class B Common stock, and 1,250,000 equivalent converted shares represented by the $500,000 Convertible Debenture. Diluted EPS for the quarter ended September 30, 2001 were computed as a result of the Company's complex capital structure; including 285,714 shares of Series 2 Preferred stock, 20,000 shares of Class B Common stock, and 5,714,286 equivalent converted shares represented by the $500,000 Convertible Debenture. The actual conversion may be reduced given the reverse merger and relinquishment of the debentures.


DEVELOPMENT STAGE

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

In August 2000 Interim Atlantic Enterprises, LLC filed suit against IMTL for $11,038 This suit concerns a claim that an employee did not work the minimum number of days required under the terms of a contract between IMTL and Interim Atlantic Enterprises, LLC. As of September 30, 2001 the is a default judgment against the company as well as Micromatix. This liability is still shown on the Company's balance sheet. On March 28, 2000, Microsoft Corporation filed a complaint against the Company and an employee for alleged copyright and trademark infringement and related causes of action. On November 7, 2000 the Company filed an answer denying all of Microsoft's claims. As of the date of these financial statements the suit is still pending and the outcome is not yet determinable however it would be a liability of Micromatix.


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


Subsequent Events

Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------


CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding International Mercantile Corp ("the Company" or "IMTE") and its business and operations contains "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "except," "anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or plan of Operations-Factors That May Affect Future Results" in the Company's quarterly report on the form 10-Q for the quarter ended September 30, 2001. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial statements appearing as Item {1} to this Report. These financial statements reflect the operations of the Company for the quarters ended September 30, 2001 and June 30, 2000.


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

            Xxxxxx insert later


Item 3.   Defaults Upon Senior Securities

     Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

     Not Applicable


Item 5.   Other Information

     Not Applicable


Item 6.   Exhibits and Reports

      Not Applicable

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


Date: November 14, 2001




By: /s/ C. Fredric Richardson
    --------------------------
        C. Timothy Jewell,
           Chief Exec. Officer
           President, Director




By: /s/ Edward Hutya
    --------------------------
        Edward Hutya,
           Director




By: /s/ Max W. Apple
    --------------------------
        Max W. Apple,
           Chairman

Date: November 14, 2001



         ---------------------------------------------------------------