Form 10KSB
period 2001-12-31
INTERNATIONAL MERCANTILE CORP
filed 2002-03-14
CIK 51387

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                        Commission File Number 000-07693
                                               ---------

                      INTERNATIONAL MERCANTILE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Missouri                                   43-0970243
-------------------------------------------------------------------------
(State of other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


                 65 La Grande Avenue, Berkeley Heights, NJ 07922
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (908) 508-0713
                           ---------------------------
                           (Issuer's telephone number)

                          P.O. Box 340, Olney, MD 20830
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]       No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     The aggregate market value of the Common Stock held by non-affiliates is not feasible to estimate since the stock is not listed on an exchange and there is no established public trading market for the stock.

     As of December 31, 2001, there were outstanding : 26,883,531 shares of Class A Common Stock, $0.10 par value, and 1,142,858 shares of Class B Common Stock, $0.10 par value and Class 3 Preferred: 89,286

     Transitional Small Business Disclosure Format (check one);

                      Yes [__]       No  [ X ]


                                     PART 1

Item 1.   Business
          --------

     International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On July 31, 1999, the Company liquidated its' majority interest holdings in its' subsidiary, University Mortgage, Inc., which represented the Company's operations, through a new issuance of University Mortgage, Inc. stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. The result of this action left an OTC Bulletin Board publicly traded company with no substantial assets or liabilities. On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Shareholders of the predecessor company received 2,500 shares of the Company's stock for each share of the predecessor company; a total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of the predecessor company. The merger was accounted for as a capital transaction with no recognition of goodwill or other intangible assets. The Company, however, has not completed the requisite articles of merger and related documents, which are required to be filed with the applicable state authorities. Immediately subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction was, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company. An unwind provision existed as part of the merger agreement, whereby the merger agreement could be rendered void. On September 2, 2000 this provision was extended until March 30, 2001. On March 31, 2001 the Board of Directors elected exercise their put option and unwind the merger with Micromatix.com. The net effect of this was to return each corporation to their status pro ante prior to their merger. The unwinding returned all assets and liabilities to Micromatix so they could continue to operate independently. The Company has now changed its direction and is in the process of a new recapitalization.
     On or about October 17, 2001 Solutions Technology entered into an agreement with the Company to acquire the Company as a wholly owned subsidiary. On January 14, 2002 the transaction was completed and the Company became Solutions Technology.
     On February 14, 2002 the Company changed the name and state of T & G 2 (squared) with the ticker symbol of TTGG. The new State of Incorporation is Nevada.

Solutions Technology, Inc.
--------------------------

Solutions Technology, Inc. was founded on the philosophy of affordable customization with total integration and real time information. Our mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies

Current Technology and Products
-------------------------------

Solutions Technology is presently working on the use of biometrics (fingerprint) in time and attendance. The first product is the "SecureTime Biometric Payroll ID System" for use in businesses. Solutions Technology completed the development of the product in early July 2001 and completed the first installs of the SecureTime System in early August 2001. The Product is not sold. We generate revenue on a monthly fee basis (residual).

SecureTime Biometric Payroll ID System
--------------------------------------

The SecureTime Biometric Payroll ID System is a self-contained computerized time clock with all software included. It uses the fingerprint to identify employees, calculate their hours and wages and display the hours on the screen instantly. To the best of our knowledge, there is no other product that combines all these functions in one unit. Its major benefits are:

     1. Provides greater security to an office by tracking individuals entering and exiting the work place;

     2. By using fingerprint verification, "Buddy Punching" is eliminated, thus saving as much as 2% of payroll;

     3. The sophisticated scheduling software of the SecureTime System does not allow employees to clock in or out, outside of their scheduled shifts. Thus, unauthorized overtime is eliminated;

     4. The SecureTime System displays regular as well as overtime calculations every time an employee clocks in or out. If the earned hours are any less than the employee's expectation, the employee reacts instinctively and spontaneously. It is this spontaneous reaction that resolves the issue before it becomes a dispute. In all other systems, the discrepancy becomes visible only when the employee receives the paycheck; this is usually ten to twelve days after the incident. The instant display of hours eliminates the need to issue corrected paychecks;

     5. The SecureTime biometric Payroll ID System automatically transfers data to payroll software, eliminating the need for manual data entry;

     6. Several SecureTime Systems can be deployed in remote locations and can be connected through local area network or via a built in modem-enabling payroll to be processed in one central location.

Market Potential
----------------

Time and Attendance System
--------------------------

Time and Attendance is our target market. According to the U.S. Department of Labor, there are over 2,000,000 businesses with over 50 or more employees (our target market). Each company will need at least one unit. Larger companies require multiple units, 1 per 100 employees. There is an approximate 7 billion dollar potential market in the USA alone. The worldwide market could well exceed ten billion dollars.

Time and attendance also includes highly sensitive work areas. This expanded market includes government offices, medical laboratories, nuclear plants, chemical laboratories, R & D offices for a company and other offices and areas.

Major Competition
-----------------


At present there are only two major systems on the market: mechanical punch card machines and electronic swipe card machines. Our observation shows nearly 90% of businesses use mechanical punch card machines and 10% use electronic swipe card machines.

Mechanical Time Clock
---------------------

Employees insert a paper "punch time card" in the clock at the beginning and at the end of work. The clock stamps the date and time on the card. At the end of the week these cards are collected and a payroll clerk calculates the hours and submits it to payroll. Various versions of these time clocks are available on the market and can cost between $99 and $3,000.

Electronic Swipe Cards
----------------------

Electronic Swipe Card machines are data collection terminals that are connected to a computer. They are designed to store a limited number of absolute minimal information - "raw data". This raw data is then transferred to a computer and software converts the raw data into payroll information

Data collection terminals first appeared on the market in the mid 1950's. At that time the computers (main frame) were priced in the millions of dollars. Thus it made perfect sense to use data collection terminals for collecting data and then use mainframe computers to process the information. To date, all manufacturers are still using absolute minimal hardware to keep the cost low. If you open a data collection terminal, you will find an 8086 or equivalent CPU, no hard disk and very little data storage capacity. Consequently, it has very limited functionality. For example, you cannot load any operating system software, such as Windows or DOS. You cannot write and store functional software and you cannot process data into information. You have to empty its storage capacity to reuse and in that process many users end up losing data.

Data collection terminals, "swipe card machines", have been around for nearly fifty years. While they have been very successful as credit card machines, they have been almost a total failure in the time and attendance arena. Now compare this market to word processing. In the last ten years, almost all typewriters have been replaced with computers. Why is it then, that an estimated ten billion dollar market is still using mechanical punch card machines? The answer is simple - inadequacy of hardware design.

Our survey shows nearly 90% of the companies that ever tried electronic swipe cards either went back to mechanical time clocks or are looking for a better solution.

Our Objective
-------------

Our objective is to capture 2% of the U.S. market and a sizable portion of the international markets within the next five to seven years. Based on funding, these objectives will increase and accelerate. Gaining just 2% of the U.S. market would mean approximately $140 million in gross sales per year.

Management always expected the product to be well received but felt that demand would greatly increase once the product was in the market place for a period of time. Solutions Technology introduced the product in the beginning of July 2001 and beta testing was completed in January 2002.

Product Acceptability and Marketing
-----------------------------------

     o Potential customers like the product design, functionality and flexibility. There is not a product on the market, which offers similar design capabilities.
     o Zero down time regardless of the reason, is almost critical for any time clock. If a time clock is down it must be replaced or fixed during the same day and the data must be restored. Thus, it is absolutely necessary for Solutions Technology to have a local presence with the necessary resources to service the customers.
     o While our hardware design accommodates almost all situations and markets, each industry has its "industry specific" issues, which need to be resolved through software modification. For example, the hotel industry needs a system that can handle gratuity and free food for its employees. Hospitals need a system that can schedule staff and nurses in accordance with government rules and regulations. Similarly, overseas markets have totally different requirements than the U.S. market. Most countries pay wages on a monthly basis, thus their rules for overtime and penalties are totally different. We have designed our software to be completely data based. Modular and multi-lingual.

Major Marketing Channel
-----------------------

In order for us to be the industry leader in time and attendance we will open local branches throughout the county. We will; offer rent, lease or buy programs through our own branches. These branches could be fully owned partially owned, limited liability companies or exclusive dealerships depending upon the location and circumstances. While some branches will be company owned, there is still great potential for individual distributor ships.

Foreign Markets
---------------

Due to the product being multi-lingual, we recognize the potential in the foreign markets and have received numerous inquiries. We are considering master distributorships for expansion into international markets.

Item 2.   Properties
          ----------

          None.

Item 3.   Legal Proceedings
          -----------------

          None.

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

          Not applicable.

Item 5.   Market for Company's Common Stock and Related Stockholder Matters
          -----------------------------------------------------------------

          As of the date of this filing the stock TTGG is traded on the Over The Counter (OTC) Bulletin Board.

Item 6.   Selected Financial Data
          -----------------------

          Attached as financial statements.

Item 7.   Management's  Discussion  and  Analysis  of  Financial Conditions  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

          The company has merged into Solutions Technology as a wholly owned subsidiary and the financial conditions have changed which will be reported and discussed on quarter ending 3/31/02.

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

          None.

Item 9.   Changes In and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

                    James M. Farinella - Chairman of the Board/President/CEO 65 La Grande Avenue
                    Berkeley Heights, NJ 07922
                    SS# ###-##-####

                    Age: 35 years old
                    Number of shares owned:  562,500 Class A shares
                                             571,429 Class B shares

                    David A. Facciani - Executive Vice President/Board of
                                        Directors
                    3230 E. Flamingo Rd
                    No. 516
                    Las Vegas, NV 89121
                    SS# ###-##-####
                    Age: 58 years old
                    Number of shares owned:  851,250 Class A shares
                                             571,429 Class B shares

                    Doug Wetzel - Board of Directors
                    2723 Stewart Drive
                    Grand Island, NE 68801
                    SS# ###-##-####
                    Age: 46 years old
                    Number of shares owned:  37,750 Class A shares

Item 11.  Executive Compensation
          ----------------------

          No cash compensation, including bonuses and deferred compensation, was paid during 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

          The following table sets forth, as of December 31, 2001 the only persons known to the Company to be beneficial owners of more than five percent (5%) of the outstanding number of shares of the Company.

                    James M. Farinella - Chairman of the Board/President/CEO 65 La Grande Avenue
                    Berkeley Heights, NJ 07922
                    SS# ###-##-####
                    Age: 35 years old
                    Number of shares owned:  562,500 Class A shares
                                             571,429 Class B shares

                    David A. Facciani - Executive Vice President/Board of
                                        Directors
                    3230 E. Flamingo Rd
                    No. 516
                    Las Vegas, NV 89121
                    SS# ###-##-####
                    Age: 58 years old
                    Number of shares owned:  851,250 Class A shares
                                             571,429 Class B shares

                    Doug Wetzel - Board of Directors
                    2723 Stewart Drive
                    Grand Island, NE 68801
                    SS# ###-##-####
                    Age: 46 years old
                    Number of shares owned:  37,750 Class A shares

Item 13.  Certain Relationship and Related Transactions
          ---------------------------------------------

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------

(a)  The following documents are filed as part of this Report.

     1.   Financial Statements.

     2.   Reports on Form 8-K

     3.   Exhibits

          a.   Articles of Incorporation
          b.   Articles of Amendment
          c.   Bylaws of Amendment
          d.   Merger Agreement

                      INTERNATIONAL MERCANTILE CORPORATION
                              FINANCIAL INFORMATION



Item 1.   Financial Statements
          --------------------




                                TABLE OF CONTENTS
                                December 31,2001

                                                                        Page

Accountants' Review Report                                               F-2

Balance Sheets                                                           F-3

Statements of Operations                                                 F-6

Statements of Changes in Stockholders' Equity                            F-7

Statements of Cash Flows                                                 F-8

Notes to the Financial Statements                                        F-9

To the Board of Directors and Stockholders
International Mercantile Corporation, a Missouri corporation

We have audited the accompanying consolidated balance sheet of International Mercantile Corporation, (development stage company)(the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the calendar year 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the Company's financial statements the company has sustained substantial losses as reflected in the Company's Accumulated Deficit. This factor raises substantial doubt about the Company's ability to continue as a going concern. As discussed in the notes to financial statements the ability of the Company to continue in existence is dependent primarily on obtaining additional debt and equity financing and generating additional income from new operations.

Craig W. Conners, C.P.A.

San Diego, CA
March 13, 2002

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS

                                                       Unaudited     Unaudited
                                        December 31     June 30,      June 30,
                                            2001         2000           2001
                                        ------------  ------------  ------------

Current Assets
--------------
   Cash and Cash Equivalents            $   10,105    $   (61,840)  $    1,220
   Marketable Securities - Trading             -              -            -
   Accounts Receivable Net of
     Allowance for Doubtful Accounts           -        1,306,594          -
   Inventory                                   -          565,151          -
   Prepaids & Other Assets                     -           21,418          -
   Due From Related Party                      -              -            -
                                        ------------  ------------  ------------

      Total Current Assets                  10,105      1,955,003        1,220

Investments
-----------
   Investment in Equity
      Securities-Available-For-Sale              0      3,000,000       18,000

Fixed Assets
------------
   Fixed Assets, net of
      Accumulated Depreciation                 -          221,574          -

Other Assets
------------
   Organization Costs,
      Net of Amortization                      -          191,415          -
   Deposits                                    -           36,042          -
   Capitalized Loan Costs,
      Net  of Amortization                     -              -            -
                                        ------------  ------------ ------------
      Total Other Assets                    10,105        227,457       18,000
                                        ------------  ------------ ------------

         Total Assets                   $   10,105    $ 5,404,034   $   19,200
                                        ============  ============  ============





  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                       Unaudited     Unaudited
                                        December 31     June 30,      June 30,
                                            2001          2000          2001
                                        ------------  ------------  ------------

Current Liabilities
-------------------
   Accounts Payable and
      Accrued Expenses                  $      -      $ 1,011,136   $   29,000
   Cash Overdraft                              -              -            -
   Accrued Interest Payable                    -           47,214          -
   Due to Related Party                        -           39,573          -
   Warranty Reserve - Current Portion          -            2,442          -
   Convertible Debentures -
      Current Portion                          -              -            -
   Note Payable - Related Parties,
      Current Portion                          -          596,609          -
   Line  of Credit                             -          698,946          -
   Loans Payable                               -          247,500          -
   Capitalized Lease Payable -
      Current Portion                          -           10,221          -
                                        ------------  ------------  ------------
      Total Current Liabilities                -        2,653,641       29,000

Long Term Liabilities
---------------------
   Committments and Contingencies
   Warranty Reserve, Net
      of Current Portion                       -           11,884          -
   Capitalized Lease Payable Net
      of Current Portion                       -           17,987          -
   Note Payable - Related Party
      Net of Current Portion                   -           75,000        9,000
   Convertible Debentures                      -              -            -
                                        ------------  ------------  ------------
      Total Long Term Liabilities              -          104,871       38,000
                                        ------------  ------------  ------------

         Total Liabilities                     -        2,758,512       38,000
                                        ------------  ------------  ------------

Stockholders' Equity
--------------------
   Common stock-Class A -
      31,000,000 authorized
      @ $.10 Par 9,333,536,
      @ .01 Par 16,534,847
      and @ $.10 Par 11,960,028
      shares respectively                1,196,003        271,902    1,196,003





  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                                 BALANCE SHEETS

                   LIABILITIES & STOCKHOLDERS' EQUITY (CON'T)

                                                       Unaudited     Unaudited
                                        December 31     June 30,      June 30,
                                            2001          2000          2001
                                        ------------  ------------  ------------

   Common stock-Class B - $.01 Par,
      2,000,000 shares authorized,
      1,142,858
      shares outstanding                    11,428         20,000       20,000
   Preferred stock - Series 1 -
      $1.00 Par, 2,000,000
      authorized, -0- and -0- shares
      outstanding                              -              -            -
   Preferred stock - Series 2 -
      $1.00 Par, 2,000,000 authorized,
      -0- shares
      outstanding                              -          200,000      285,714
   Preferred stock - Series 3 - $1.00
      Par, 5,000,000 authorized, 89,286
      shares outstanding                    89,286            -            -
   Additional Paid in Capital            3,094,732      3,252,577    3,094,732
   Accumulated Deficit                  (4,381,344)    (1,373,315)  (4,615,249)
                                        ------------  ------------  ------------

      Total Stockholders' Equity           (10,105)     2,645,522      (18,800)
                                        ------------  ------------  ------------

         Total Liabilities &
            Stockholders' Equity        $   10,105    $ 5,404,034   $   19,200
                                        ============  ============  ============



































  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF OPERATIONS

                                 For the Year        For the Six         For the Six
                                    Ended            Months Ended        Months Ended
                                  December 31,         June 30,            June 30,
                                     2000                2000                2001
                                                      Unaudited           Unaudited
                               ----------------    ----------------    ----------------
Revenues
   Sales                       $          -        $    4,045,914      $          -
   Cost of Merchandise
      Sold                                -             3,697,212                 -
                               ----------------    ----------------    ----------------
      Gross Profit                        -               202,898                 -
Operating Expenses
   Amortization                                            20,384                 -
   Auto and Truck                         -                15,993
   Bad Debts                                               34,625                 -
   Bank Charges                           -                18,470
   Donations                              -                 1,817
   Depreciation                                            22,494                 -
   Interest Expense                                        88,454                 -
   Marketing, Advertising
      Expense & Sales Expense                               8,622
   Other General &
      Administrative Expense           53,966           1,204,713               8,363
   Warranty Reserve                                         7,000                 -
                               ----------------    ----------------    ----------------
      Total Operating
         Expenses                                       1,422,573               8,363
                               ----------------    ----------------    ----------------
      Net (Loss)
         From Operations              (53,966)         (1,073,871)             (8,363)

Other Revenues and (Expenses)
      Loss on Securities              (18,000)                -                   -
      Finance Charge Income                 0                 -                   -
                               ----------------    ----------------    ----------------
      Net (Loss) From
         Operations and
         Other Revenues        $      (71,966)     $     (374,374)     $       (8,363)
                               ================    ================    ================
      Earnings (Loss)
         per share of
         common Stock
         - Basic               $      (0.0000)     $      (0.0368)     $      (0.0000)
                               ================    ================    ================
      Weighted Average
         Shares - Basic            10,470,467           9,190,183          10,470,467
                               ================    ================    ================
      Earnings (Loss)
         per share of Common
         Stock - Diluted       $        (0.00)     $      (0.0368)     $      (0.0000)
                               ================    ================    ================
      Weighted Average
         Shares - Diluted          20,454,753           9,190,183          20,454,753
                               ================    ================    ================


  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR JANUARY 1, 2001 THROUGH DECEMBER 31, 2001


                                                      COMMON STOCK                 PREFERRED STOCK
                                                 SHARES          AMOUNT         SHARES          AMOUNT
                                                 ------          ------         ------          ------


Balance, Janaury 1, 2001,                       25,875,021    $ 1,196,003       89,286        $  89,286
    2001 conversion of stock
    warrants to restricted Common Class A
    Class A Common Stock(restricted)             1,008,510        100,851          -                -
    Class B Common Stock                               -              -


    Series 3 Preferred Stock                           -              -            -                -


Balance,  December 31, 2001                     26,883,531      1,296,003       89,286        $  89,286


                                            -----------------------------------------------------------

Balance, December 31, 2001                      14,245,742    $ 1,216,003       89,286        $  89,286


































  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                            STATEMENTS OF CASH FLOWS


CASH FLOWS FROM OPERATING ACTIVITIES                          Year Ended       For 6 Months
------------------------------------                           12/31/01           6/30/01
                                                            --------------     -------------

Net (Loss)                                                  $    (53,966)      $    (8,363)
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities

                 Increase(Decrease)
                    Accounts Payable & Accrued Expenses          (38,000)
                    Cash Overdraft

                                                            --------------------------------
     NET CASH PROV. BY OPERATING ACTIVITIES                      (91,966)           (8,363)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Acquisition of Fixed Assets                                          -
Permanent Impairment of Equity Securities
   Available-for-Sale
                                                            --------------------------------
     NET CASH (USED) IN INVESTING ACTIVITIES                         -

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Issuance of Capital Stock & Capital Contributions Thereon        100,851
Reverse Merger of Macromatix per Unwind Provision                                  (31,788)
                                                            --------------------------------

     NET CASH (USED) IN FINANCING ACTIVITIES+B15                 100,851           (31,788)
                                                            --------------------------------


NET INCREASE (DECREASE) IN CASH                                    8,885            31,151

CASH - BEGINNING                                                   1,220            32,371
                                                            --------------------------------
CASH - ENDING                                               $     10,105             1,220
                                                            ================================




















  See Accountants' Review Report and Accompanying Notes to Financial Statements

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies

ORGANIZATION

International Mercantile Corporation (The Company) is a profit corporation organized under the laws of the State of Missouri on March 10, 1971 as International Mercantile Corporation (IMTL). On September 6, 1999, the Company merged with Micromatix.com, Inc. (the predecessor company), a newly formed Delaware corporation which maintained an Internet based personal computer manufacturing business that sells build-to-order unbranded or "white box" PC systems and PC related hardware throughout the United States to value added retailers and other marketers of micro computer systems. Immediately subsequent to the transaction, the owners of the predecessor company assumed the management of the Company doing business as Micromatix.net and owned approximately 26.92% of the outstanding stock of the Company representing 48.32% of the voting rights. Since this transaction was, in substance, a recapitalization of Micromatix.com, Inc. (the predecessor company) and not a business combination, pro forma information is not presented. Accordingly, the historical data contained in the financial statements is that of the predecessor company. An unwind provision existed as part of the merger agreement, whereby the merger agreement could be rendered void. On September 2, 2000 this provision was extended until March 30, 2001. On March 31, 2001 the Board of Directors elected exercise their put option and unwind the merger with Micromatix.com. The net effect of this was to return each corporation to their status pro ante prior to their merger. The unwinding returned all assets and liabilities to Micromatix so they could continue to operate independently. The Company has now changed its direction and has been acquired by Solutions Technology as a wholly owned subsidiary. Solutions Technology is a corporation which designs, develops and manufactures biometrical time cards for tracking employees time and attendance. On February 14, 2002 the Company has changed it's name and will now report as T & G 2 (TTGG). Further the Company's new State of Incorporation is Nevada. The par value of the shares of stock were changed to $0.001 and the Company has effectuated a 8 to 1 reverse stock split.


REVENUE RECOGNITION

No revenues were received for this period, however, it is intended that the company through Solutions Technology will primarily from revenue based on a monthly fee basis.


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


INTERIM FINANCIAL STATEMENTS

The accompanying audited interim financial statements at December 31, 2001 and June 30, 2001 (unaudited) and for the quarters then ended do not include all disclosures provided in the annual financial statements. These interim financial statements are the representation of management and should be read in conjunction with the Company's annual audited financial statements and the footnotes thereto. However, the accompanying interim financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations of the Company. Unless otherwise stated, all information other than that related to December 31, 2000 and the year then ended is unaudited, and no other form of assurance is provided.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


MARKETABLE SECURITIES AND INVESTMENT IN EQUITIES AVAILABLE-FOR-SALE

The Company's marketable securities are comprised of equity and debt securities and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in net earnings. The investment is recorded at fair market value on the balance sheet with any permanent decline in value recognized in the statement of operations in accordance with SFAS 115. Currently there are no marketable securities worth any money reported by management.


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


DEVELOPMENT STAGE

The Company's prior principal operations were primarily derived in finding and capitalizing a merger so that the company shell could facilitate a newly merged corporation. In October of 2001 this was effectuated and now the new company should be considered a development state corporation.

                      INTERNATIONAL MERCANTILE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


3.   Related Party Transactions

The Company's financing since inception, throughout its development stage and during the year ended December 31, 2000 and the quarters ended December 31, 2001 and 2001 has been provided by interest bearing loans, non-interest bearing loans and capital contributions to the Company by its shareholders. All Notes due Red River as a result of the 1999 reverse acquisition have been cancelled pursuant to the terms of the agreement. As of September 30, 2001, the Company is no longer intending on paying the notes as the company is insolvent to the extent of the ability to repay these notes. The shareholders have agreed to exchange their debt for additional shares in the company and consequently the amount shown on the balance sheet has been eliminated, however the dilution factor has not been determined as of September 30, 2001.

Fixed Assets

There are currently no fixed assets for the Company.

Going Concern

Through December 31, 2001 the company has realized no revenues and is sustaining losses. The Company anticipates that through Solutions Technology's business which realizes income through monthly fee basis and the raising of additional capital through sale of additional shares the company will be able to meet is short term capital requirements. The Company's financing has been provided by related party loans, capital contributions from shareholders and third party loans. The Company anticipates that because of the new merger with Solutions Technology and the raising of additional capital the Company will continue as a going concern.

Subsequent Events

On October 14, 2001 the Company signed a contract to acquire Solutions Technology Inc. The merger was effectuated on January 14, 2002 and currently the two companies are one.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding International Mercantile Corp ("the Company" or "IMTT") and its business and operations contains "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "except," "anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or plan of Operations-Factors That May Affect Future Results" in the Company's quarterly report on the form 10-Q for the quarter ended September 30, 2001. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence of management over time means that actual events are occurring as estimated in such forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial statements appearing as Item {1} to this Report. These financial statements reflect the operations of the Company for the quarters ended June 30, 2001 and December 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL MERCANTILE CORPORATION


By: /s/ C. James Farinella
    --------------------------
        C. James Farinella
           Chief Exec. Officer
           President, Director


Date: March 13, 2002