Form 10QSB
period 2002-03-31
T & G2
filed 2002-05-20
CIK 51387

T & G 2



                            Filing Type:  10QSB
                            Description:  Quarterly Report
                            Filing Date:  May 20, 2002
                             Period End:  March 31, 2002


                       Primary Exchange:  BB
                                 Ticker:  ttgg

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



                                Table of Contents

                   -------------------------------------------


                                      10QSB

PART I.....................................................................1
Item 1.....................................................................1
Balance Sheet..............................................................2
Income Statement...........................................................3
Cash Flow Statement........................................................4
Item 2....................................................................13
PART II...................................................................14
Item 1....................................................................14
Item 2....................................................................14
Item 3....................................................................14
Item 4....................................................................14
Item 5....................................................................14
Item 6....................................................................15

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------


                                      10QSB

                       Securities and Exchange Commission
                                Washington, D.C.

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________

                                    000-07693
                            (Commission file number)

                                     T & G 2
                                    ---------
       (Exact name of small business issuer as specified in its charter)

               Nevada                                         74-3035831
               ------                                         ----------
   (State or other jurisdiction                             (IRS Employer
   of incorporation or organization)                      Identification No.)

   65 La Grande Avenue
   Berkely Heights                                            07922-1466
   -------------------                                        ----------
   (Address of principal executive offices)                   (Zip Code)

   (908) 508-9008
   --------------
   (Issuer's telephone number

   Not Applicable
   --------------
   (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 25,525,302 shares of Common Stock, $0.001par value, as of March 31, 2002; 1,142,858 Class B $0.001 par value as of March 31, 2002

Transitional Small Business Disclosure Format (Check one):Yes [ ] No [x]

--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.    Financial Statements
-------------------------------

                                     T & G 2

                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2002

                                                                              March 31,
                                                                                2002
                                                                          ----------------
                                     ASSETS

CASH                                                                      $          221
ACCOUNTS RECIEVABLE                                                               17,500
OTHER CURRENT ASSETS                                                              36,095
EQUIPMENT, less accumulated depreciation                                          81,417
OTHER ASSETS                                                                       2,070
                                                                          ----------------

                                                                          $      137,303
                                                                          ================

                                   LIABILITES

ACCOUNTS PAYABLE                                                                  68,711
ACCRUED EXPENSES                                                                  46,917
NOTES PAYABLE                                                                     38,474
DUE TO RELATED PARTIES                                                           408,108

                              SHAREHOLDERS' EQUITY

COMMON STOCK, Class A $0.001 par value; 100,000,000 shares authorized;
  - 25,525,302 shares issued and outstanding                                      25,525
  - 2,000,000 Class B $0.001 par value 1,142,858 issued and outstanding           11,428
ACCUMULATED RETAINED                                                          (3,556,592)

ADDITIONAL PAID CAPITAL                                                        3,094,732
                                                                          ----------------
                                                                          $      137,303
                                                                          ================

          See accompanying summary of significant accounting policies and Notes to Financial Statements

--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------


                                     T & G 2

                             Statement of Operations
                                   (Unaudited)
                   For the Three months Ending March 31, 2002

                                                                         March 31,
                                                                           2002
                                                                     ----------------
Gross Income from Operations                                                     42

         Selling Expenses........................................    $       12,514
         G&A Expenses............................................            86,989
         Interest Expense........................................            10,090

                                         TOTAL OPERATING EXPENSES    $      109,593
                                                                     ----------------
                                             LOSS FROM OPERATIONS    $     (109,551)

INCOME TAX EXPENSE                                                                0
                                                                     ----------------

                                                         NET LOSS    $     (109,551)
                                                                     ================


Basis loss per common share......................................    $        *
                                                                     ----------------

Basic weighted average common shares outstanding.................        26,668,160
                                                                     ================

*  Less than $.01 per share
















          See accompanying summary of significant accounting policies and Notes to Financial Statements

--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------


                                     T & G 2

                             Statement of Cash Flows
                                   (Unaudited)
                    for the Three Months Ended March 31, 2002

                                                                      March 31, 2002
                                                                      --------------
OPERATING ACTIVITIES
         Net loss                                                     $   (109,551)
                                                                      --------------
         Adjustments to reconcile net loss to net cash used
         In operating activities:
                  Accounts Receivable                                 $     (7,300)
                  Accrued Expenses                                           8,194
                  Accounts Payable                                           8,852
                  Due to related Parties                                    81,883


                                                  NET CASH (USED IN)
                                                OPERATING ACTIVITIES       (17,922)
                                                                      --------------

FINANCING ACTIVITIES

         Investment equipment Depreciation                                     439
         Payments for Website                                               10,000
                                                                      --------------
                                                NET CASH PROVIDED BY
                                                FINANCING ACTIVITIES            15
                                                                      --------------

Cash and cash equivalents, beginning of period                                7525
                            CASH AND CASH EQUIVALENTS, END OF PERIOD            42
                                 CHANGE IN CASH AND CASH EQUIVALENTS         7,483
                                                                      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest                                                           10,090
                                                                      ==============
         Income taxes                                                            0
                                                                      --------------










          See accompanying summary of significant accounting policies and Notes to Financial Statements

--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



                                     T & G 2


                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Background of Company and Basis of presentation.
---------------------------------------------------------

In the opinion of management, the accompanying audited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of T & G 2 (the "Company") as of March 31, 2002, its results of operations for the three months ended March 31, 2002 its changes in stockholders' deficiency for the three months ended March 31, 2002 and its cash flows for the three months ended March 31, 2002. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the audited financial statements of the Company as of March 31, 2002.

As shown in the accompanying condensed financial statements, during the three months ended March 31, 2002, the Company only generated revenue of approximately $42; it incurred net losses of approximately $115,573; and it had a cash flow deficiency from operating activities of approximately $8000. As a result, the Company had a working capital deficiency of approximately $108000 and an accumulated deficit of approximately $3,355,600 as of March 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.









--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



In order to achieve the commercial success and profitability, management plans to (i) increase the number customers (ii) increase the name recognition of the Company, it's product and services; (iii) decrease costs and achieve economies of scale.

Management believes that the Company will need additional equity or debt financing within the next three months to sustain operations until it can better market its services, expand its customer base and achieve profitability, if ever. There can be no assurance that any shares will be sold, and no assurance that the Company will be able to obtain alternative debt or equity financing to sustain its operations through December 31, 2003.


Note 2 - Earnings (loss) per share:
-----------------------------------

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of outstanding stock options, were issued during the period, and the treasury stock method had been applied.

Diluted per share amounts have not been presented in the accompanying condensed statements of operations because the Company had a net loss for the three months ended March 31, 2002 and 2000 and the assumed effects of the exercise of all of the Company's outstanding stock options would have been anti-dilutive.


Note 3 - Acquisition:
---------------------

Effective April 25, 2001, the Company acquired all of the outstanding common stock of Secure Time, Inc. ("STI") in exchange for 10,500,000 shares of the






--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



Company's common stock. The acquisition has been accounted for as a pooling of interests. STI had minimal assets and no operations through the acquisition date. Accordingly, prior period financial information was not affected. Concurrent with the acquisition, STI was merged into the Company, and thus STI was dissolved.

The Company estimates the fair value of the common stock of the Company, based on the selling price of recent private placements, was deemed to be $0.001 per share. Accordingly, the purchase price aggregated $10,500.

Subsequent to the date of acquisition, the former sole stockholder of STI made a $10,500 payment to the Company for satisfaction of STI's stock subscription receivable.

In November 2001 the company was consolidated with International Mercantile Corporation and the name was then changed to T & G 2 with a ticker symbol of ttgg.


Note 4 - Note payable - bank:
-----------------------------

On April 3, 2001, the Company entered into a line of credit agreement with a bank. The loan, which is due on demand, bears interest at the prime rate plus 2.25% and the line provides for maximum borrowings of $63,100. In addition, the loan is guaranteed by a majority stockholder.


Note 5 - Related party transactions:
------------------------------------

Due to related parties at March 31, 2002 consists of $35,719 of expenses paid on behalf of the Company by another entity controlled by the President and Chief Executive Officer of the Company. The liability bears interest at approximately 11.5% and is expected to be repaid in 2003.

On November 30, 2000, the Company entered into a loan agreement with a related party. The agreement provides for a $100,000 loan bearing interest at 12% and maturing on December 10, 2003. As additional consideration, the holder of the note received warrants to purchase 100,000 shares of common stock at $1 per share that expire in November 2004. The fair value of the warrants of $11,000 has been recorded as debt discount with an offsetting credit to additional




--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



paid-in capital and is being amortized to interest expense over the term of the loan. At June 30, 2001, the unamortized portion of the debt discount is $4,582.

In addition, one of the Company's stockholders made noninterest bearing working capital advances totaling $17,070 that are due on demand.


Note 6 - Stockholders' equity:
------------------------------

Authorized shares:
On April 6, 2001, the Company authorized the increase of authorized shares of its common stock from 20,000,000 shares to 100,000,000 shares.

Forgiveness of officers' salaries:
In January 2000, the Company entered into employment contracts with two of its executives. One of the agreements, which was subsequently terminated on August 21, 2000, provided for annual compensation of $200,000. The other agreement provides for annual compensation of $50,000. The compensation under these agreements was forgiven by the officers. Accordingly, the Company recorded a charge to salaries of $25,000 in the accompanying 2001 condensed statements of operations and an offsetting credit to additional paid-in capital representing the salaries forgiven during the three months ended December 31, 2001.


Note 7 - Organization and significant accounting policies:
----------------------------------------------------------

Organization regarding Secure Time division:
Secure Time, Inc. (the "Company") was incorporated in Nevada on March 14, 2001. The Company was formed for the purpose of marketing and distributing a computerized biometric (fingerprint recognition) time clock that interfaces with payroll processing systems.

The Company was acquired on April 25, 2001 prior to commencing any significant operations. Pursuant to the terms of the acquisition, Solutions Technology, Inc. ("STI") acquired all of the then outstanding shares of the Company in exchange for 10,500,000 shares of STI's common stock.







--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income taxes:
The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred income taxes were not material as of April 25, 2001.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings/(loss) per share
-------------------------

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

Fair value of financial instruments
-----------------------------------

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company's only financial instrument at January 31, 2001 was cash.





--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



Development Stage Company
-------------------------

The Company has been in the development stage since it's formation in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7. "Accounting and Reporting by Development Stage Enterprises".

Use of estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents
----------------

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Equipment and depreciation
--------------------------

Equipment is stated at cost. Equipment is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Web site development
--------------------

The Company expenses all internal and external costs incurred to develop internal-use computer software. As a development stage company, management has determined there is no assurance that the web site will provide substantive service potential to the Company.





--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



Income taxes
------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Earnings/(loss) per share
-------------------------

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

Fair value of financial instruments
-----------------------------------

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company's only financial instrument at March 31, 2002 was cash.






--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



Investment in Equity Securities
-------------------------------

Equity securities are considered available-for-sale, and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity under Accumulated Other Comprehensive Income. Currently the Company has no Investment in Equity Securities.

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable.

Long-Lived Assets
-----------------

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

Sales Revenue
-------------

Revenues from sales are recorded when the collection of sales proceeds is reasonably assured and all other material conditions of the sales are met. Income on contracts in excess of one month is deferred and recognized monthly, pro-rata, over the term of the agreement.

Advertising
-----------

Advertising costs are charged to operations in the year incurred.

Basic Net Income (Loss) per Share
---------------------------------

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended March 31, 2002. Net income or loss per share




--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



for the periods presented above are based on a weighted average number of shares outstanding of 20,481,365.

Organizational Costs
--------------------

The Company adopted Statement of Position No. 98-5 ("SOP 95-5") Reporting of the Costs of Start Up Activities. SOP 98-5 requires that all non-governmental entities expense the costs of start up activities, including organizational costs as those costs are incurred.


Item 2.    Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

Safe Harbor Statement
---------------------

Certain statements in this Form 10-QSB, including information set forth under
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and most recent results of operations.

Plan of Operation
-----------------

The Company's management intends to seek funding from a variety of sources including private placements of its stock, public offerings of its stock, as well as debt financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

For the period from January 1, 2002 to December 31, 2002 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities.

The Company's management is commencing discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial seed




--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------


capital, a first and second level of private placements, bridge financing, mezzanine financing and an eventual secondary public offering. However, there can be no assurance management will be successful in these endeavors.

Liquidity and Capital Resources
-------------------------------

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2002, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.    Legal Proceedings
----------------------------

     The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.

Item 2.    Changes in Securities
--------------------------------

     None

Item 3.    Defaults Upon Senior Securities
------------------------------------------

     None

Item 4.    Submission of Matters to a Vote of Securities Holders
----------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2002.

Item 5.    Other Information
----------------------------

     None.




--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 5/20/2002
--------------------------------------------------------------------------------



Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K.

          The company reported an 8k for the change of name and merger into T & G 2 from Solutions Technology and International Mercantile Corporation.



                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


T & G 2



Date: May 20, 2002                  By:  /s/ James Farinella
                                         ----------------------------------
                                         James Farinella
                                         Chairman, Chief Executive Officer
                                         and President
















--------------------------------------------------------------------------------
                                                                         Page 15