Form 10QSB
period 2002-06-30
T & G2
filed 2002-08-14
CIK 51387

T & G 2



                          Filing Type:  10QSB
                          Description:  Quarterly Report
                          Filing Date:  August 13, 2002
                           Period End:  June 30, 2002


                     Primary Exchange:  BB
                               Ticker:  ttgg

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------



                                Table of Contents

        ----------------------------------------------------------------



                                    1 0 Q S B

PART I.....................................................................2
Item 1.....................................................................2
Balance Sheet............................................................F-3
Income Statement.........................................................F-5
Cash Flow Statement......................................................F-6
Item 2.....................................................................3
PART II....................................................................4
Item 1.....................................................................4
Item 2.....................................................................5
Item 3.....................................................................5
Item 4.....................................................................5
Item 5.....................................................................5
Item 6.....................................................................5

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------



                                    1 0 Q S B

                       Securities and Exchange Commission
                                Washington, D.C.


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to ____________


                                    000-07693
                                    ---------
                            (Commission file number)


                                  T & G 2, Inc.
                                  -------------
       (Exact name of small business issuer as specified in its charter)



                   Nevada                                    13-4096315
   ---------------------------------------              -------------------
      (State or other jurisdiction                         (IRS Employer
      of incorporation or organization)                 Identification No.)


          65 La Grande Avenue
            Berkeley Heights                                 07922-1466
   ---------------------------------------              -------------------
  (Address of principal executive offices)                   (Zip Code)


                                 (908) 508-9008
                           --------------------------
                           (Issuer's telephone number

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X] No [ ].





--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 8,138,744 shares of Common Stock, $0.001par value, as of July 31, 2002; 1,142,858 Class B $0.001 par value as of July 31, 2002



                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1.   Financial Statements
------------------------------













































--------------------------------------------------------------------------------

                                     T & G2
                                AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

                             T & G2 AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)


                          INDEX TO FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED




Balance Sheets as of June 30, 2002 (unaudited) and
    December 31, 2001 (audited)                                         F-3

Statements of Operations for the Six and Three Months
    Ended June 30, 2002 and 2001 (unaudited)                            F-5

Statements of Cash Flows for the Six Months Ended
    June 30, 2002 and 2001 (unaudited)                                  F-6

Notes to Unaudited Condensed Consolidated Financial Statements          F-8

                            T AND G2 AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------


                                                                       June 30,        December 31,
                                                                         2002              2001
                                                                     (Unaudited)        (Audited)
                                                                    --------------    --------------

Current Assets:
  Cash and cash equivalents                                         $     51,288      $      7,525
  Accounts receivable                                                     14,000            24,500
  Prepaid expenses and other current assets                                6,443               355
                                                                    --------------    --------------

    Total Current Assets                                                  71,731            32,380
                                                                    --------------    --------------

  Fixed assets, net of depreciation                                      120,750            73,590
  Deposits                                                                 2,070             2,070
                                                                    --------------    --------------

TOTAL ASSETS                                                        $    194,551      $    108,040
                                                                    ==============    ==============













                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.



                            T AND G2 AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                       June 30,        December 31,
                                                                         2002              2001
                                                                     (Unaudited)        (Audited)
                                                                    --------------    --------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                               $     36,935      $         -
  Note payable - other                                                   185,800                -
  Accounts payable and accrued expenses                                  198,361            98,582
  Due to officers                                                         53,370                -
  Due to related parties                                                 307,619           218,454
                                                                    --------------    --------------

      Total Current Liabilities                                          782,085           317,036
                                                                    --------------    --------------

      Total Liabilities                                                  782,085           317,036
                                                                    --------------    --------------


STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred Stock, Series 3, $1.00 par value, 5,000,000
    shares authorized, 0 and 89,286 shares issued and outstanding             -             89,286
  Common Stock, Class A, $.001 Par Value; authorized 31,000,000 shares on June 30, 2002 and December 31, 2001
    respectively, issued and outstanding 7,588,744 and
    20,511,365 shares on June 30, 2002 and
    December 31, 2001                                                      7,589            20,511
  Common Stock Class B, $.001 Par Value; authorized
    2,000,000 shares on June 30, 2002 and
    and December 31, 2001 respectively, issued and
    outstanding 1,142,858 and 1,142,858 shares on June 30, 2002
    and December 31, 2001, respectively                                   11,428            11,428
  Unearned compensation                                                  (20,811)          (40,311)
  Subscriptions receivable                                                (2,255)           (1,255)
  Additional Paid-in Capital                                           8,580,790         3,094,732
  Deficit                                                             (9,164,275)       (3,383,387)
                                                                    --------------    --------------

      Total Stockholders' Equity (Deficit)                              (587,534)         (208,996)
                                                                    --------------    --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    194,551      $    108,040
                                                                    ==============    ==============


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                            T AND G2 AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                       June 30,          June 30,            June 30,          June 30,
                                                         2002              2001                2002              2001
                                                         ----              ----                ----              ----

OPERATING REVENUES
  Revenue                                          $          -      $       19,770      $          -      $        4,691

COST OF SALES                                                 -               7,646                 -               3,358
                                                   ----------------  ----------------    ----------------  ----------------
GROSS PROFIT                                                  -              12,124                 -               1,333
                                                   ----------------  ----------------    ----------------  ----------------

OPERATING EXPENSES
   Professional fees and compensation expenses            459,502           892,844             392,685            39,951
   Advertising and marketing expenses                     166,175             6,348             140,298             2,516
   General and administrative expenses                    144,012            35,139              84,468            15,134
   Depreciation and amortization                            2,267               -                 1,272               -
                                                   ----------------  ----------------    ----------------  ----------------
       Total Operating Expenses                           771,956           934,331             618,723            57,601
                                                   ----------------  ----------------    ----------------  ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                       (771,956)         (922,207)           (618,723)          (56,268)

OTHER INCOME (EXPENSE)
   Organization costs                                  (4,981,361)              -                   -                 -
   Interest expense                                       (27,571)          (16,421)            (17,481)           (8,534)
                                                   ----------------  ----------------    ----------------  ----------------
       Total Other Income (Expense)                    (5,008,932)          (16,421)            (17,481)           (8,534)

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $   (5,780,888)   $     (938,628)     $     (636,204)   $      (64,802)
Provision for Income Taxes                                    -                 -                   -                 -
                                                   ----------------  ----------------    ----------------  ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (5,780,888)   $     (938,628)     $     (636,204)   $      (64,802)
                                                   ================  ================    ================  ================

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.99449)   $     (0.06871)     $     (0.08883)   $     (0.00619)
                                                   ================  ================    ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  5,812,896        13,660,647           7,161,977        10,470,467
                                                   ================  ================    ================  ================



                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                            T AND G2 AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                                        2002                    2001
                                                                        ----                    ----

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                       $   (5,780,888)         $     (938,628)
                                                                  ----------------        ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                         2,267                  11,167
     Forgiveness of debt                                                       -                  25,000
     Amortization of unearned compensation                                19,500                  19,500
     Common stock issues for debt conversions                             62,000                       -
     Common stock issues for services and organization                 5,185,850                 825,000
  Changes in assets and liabilities
     Decrease in accounts receivable                                      10,500                  14,324
     Decrease in inventory                                                     -                   1,758
     (Increase) decrease in prepaid expenses and other assets             (6,088)                  2,865
     (Increase) in deposits                                                    -                  (2,070)
     Increase (decrease) in accounts payable and
       and accrued expenses                                               99,779                 (34,778)
                                                                  ----------------        ----------------
     Total adjustments                                                 5,373,808                 862,766
                                                                  ----------------        ----------------

     Net cash (used in) operating activities                            (407,080)                (75,862)
                                                                  ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase (decrease) in amounts due to related parties                  89,165                  21,321
   Acquisitions of fixed assets                                          (49,427)                (24,153)
                                                                  ----------------        ----------------

      Net cash provided by (used in) investing activities                 39,738                  (2,832)
                                                                  ----------------        ----------------






                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.



                            T AND G2 AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                                        2002                    2001
                                                                        ----                    ----

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and stock subscriptions  $      135,000          $       10,500
    Net proceeds from officer                                             53,370                       -
    Net proceeds from issuance of notes payable - bank                    36,935                       -
    Net proceeds from issuance of notes payable                          185,800                  44,106
                                                                  ----------------        ----------------
       Net cash provided by financing activities                         411,105                  54,606
                                                                  ----------------        ----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                             43,763                 (24,088)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                    7,525                  26,112
                                                                  ----------------        ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $       51,288          $        2,024
                                                                  ================        ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                              $       15,571          $       16,421
                                                                  ================        ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Services                                                   $    5,185,850          $      825,000
                                                                  ================        ================

       Debt conversions                                           $       62,000          $            -
                                                                  ================        ================





                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
------------------------------------------------

          The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggest that these condensed consolidated financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

          On February 14, 2002, T & G2 (the "Company"), changed its name from International Mercantile Corporation. In addition, the Company changed its incorporation state to Nevada which brought about a reverse 8 to 1 stock split, and a change in the par value of the stock to $0.001.

          Prior to the name change, on January 12, 2002, International Mercantile Corporation acquired Solutions Technology, Inc. ("STI"), formerly known as Clickese.com ("Clickese"). Upon this acquisition, STI became a wholly-owned subsidiary of International Mercantile Corporation. STI designs, develops and manufactures biometrical time clocks for tracking employees time and attendance.

          In addition to STI being a wholly-owned subsidiary, the Company has Zingo Sales Ltd. ("Zingo") who was acquired by the Company in March, 2002 in a 2,500,000 share common stock acquisition. Zingo's mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product will be a fixed based bingo unit. Software has already been developed for this and is just as advanced if not more advanced than any product in the market at this time.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
------------------------------------------------------------

          On April 25, 2001, Secure Time, Inc. merged into Clickese, in a transaction valued at $1 per share for 10,500,000 shares.

          International Mercantile Corporation was originally incorporated in the State of Missouri, on March 10, 1971. Their business purpose included among other things, maintaining an Internet based personal computer manufacturing business selling build-to-order systems throughout the United States to value added retailers and other marketers of micro computer systems.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

          Principles of Consolidation
          ---------------------------

          The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Revenue and Cost Recognition
          ----------------------------

          Revenue, when generated, will be recorded on the accrual basis, when earned. The revenue is anticipated at being earned through the STI subsidiary in this current fiscal year.

          Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

          Cash and Cash Equivalents
          -------------------------

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Cash and Cash Equivalents (Continued)
          -------------------------------------

          The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

          Fixed Assets
          ------------

          Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

          Furniture and fixtures                       7    Years
          Office equipment                           3 to 5 Years
          Equipment - Zingo Sales                      1.5  Years
          Time clock equipment                         1.5  Years
          Time clock software                          3    Years

          Income Taxes
          ------------

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

          Advertising
          -----------

          Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $166,175 and $6,348 for the six months ended June 30, 2002 and 2001, respectively.

          Earnings (Loss) Per Share of Common Stock
          -----------------------------------------

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Earnings (Loss) Per Share of Common Stock (Continued)
          -----------------------------------------------------

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                             June 30,          June 30,
                                                               2002              2001
                                                               ----              ----

          Net Loss                                         ($5,780,888)    ($   938,628)
                                                           ------------       ----------

          Weighted-average common shares
            outstanding (Basic)                              5,812,896       13,660,647

          Weighted-average common stock equivalents:
                Stock options                                     -                -
                Warrants                                          -                -

          Weighted-average common shares
              outstanding (Diluted)                          5,812,896       13,660,647

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Software development costs are accounted for in accordance with Statement of Position 98-1, "Software Developed or Obtained for Internal Use". Costs incurred in a preliminary project stage are expensed as incurred. External direct costs, payroll and payroll related costs for those directly involved with a project and interest costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost", are capitalized during the application development stage. Costs incurred during the post-implementation/ operation stage are expensed as incurred.

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Reclassifications
          -----------------

          Certain amounts for the six months ended June 30, 2001 have been reclassified to conform with the presentation of the June 30, 2002 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2001.

          Recent Accounting Pronouncements
          --------------------------------

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
          (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on our consolidated financial statements.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on our consolidated results of operations, financial position and cash flows.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

          On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect our consolidated financial statements.

          On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect our consolidated financial statements.

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions.


NOTE 3 -  ACCOUNTS RECEIVABLE
-----------------------------

          Represents amounts due from a company under a licensing arrangement. Amounts due at June 30, 2002 were $14,000.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 4 -  FIXED ASSETS
----------------------

          Fixed assets consist of the following at June 30, 2002:


          Office equipment                                   $   3,463
          Furniture and fixtures                                 2,646
          Equipment - Zingo Sales                               40,109
          Time clock equipment                                  22,337
          Time clock software                                   54,144
                                                             ----------
                                                               122,699
            Accumulated Depreciation                            (1,949)
                                                             ----------

                             Total                           $ 120,750
                                                             ==========

          Depreciation expense was $878 for the six months ended June 30, 2002.


NOTE 5 -  NOTES PAYABLE
-----------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The loan, which is due on demand bears interest at 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at June 30, 2002 is $36,935. Interest expense charged to operations for the six months ended June 30, 2002 was $1,485.

          The Company pursuant to a note agreement dated May 28, 2002 with Protech Trading Inc. has a note payable in the amount of $68,800, due May 30, 2003. Interest on this note is payable quarterly, at one percent per quarter, four percent annually. The note is collateralized by 200,000 shares of the Company's Class A Common Stock.

          The Company has a note payable in the amount of $117,000 due to Largo Holdings. During the six months ended June 30, 2002, $50,000 plus $12,000 in interest expense was converted to 100,000 shares of the Company's Class A Common Stock.

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 6 -  RELATED PARTY TRANSACTIONS
------------------------------------

          Amounts due to related parties at June 30, 2002 is $307,619 and consist of the following:

          A note payable to a relative of an officer in the amount of $100,000, at 12% interest, payable monthly, due on demand.

          A note payable to a company through common ownership in the amount of $207,619, due on demand.


NOTE 7 -  ACQUISITIONS
----------------------

          On January 12, 2002, the Company acquired STI as a wholly-owned subsidiary for 20,511,365 shares of common stock.

          In March, 2002, Zingo was acquired as a wholly owned subsidiary by the Company for 2,500,000 shares of common stock.


NOTE 8 -  STOCKHOLDERS' EQUITY
------------------------------

          As of June 30, 2002 and December 31, 2001, there were 31,000,000 authorized shares, and 7,588,744 and 20,511,365 issued and outstanding shares of the Company's common stock A with a par value of $.001.

          As of June 30, 2002 and December 31, 2001, there were 2,000,000 authorized shares, and 1,142,858 issued and outstanding shares of the Company's common stock B with a par value of $.001.

          As of June 30, 2002 and December 31, 2001, there were 5,000,000 authorized shares, and $-0- and 89,286 issued and outstanding shares of the Company's preferred stock with a par value of $1.00.

          The shares of common stock issued for the six months ended June 30, 2002 relate to the following:

          There were 200,000 shares of stock issued for consulting services at a fair value of $.19 per share ($38,000).

          There were 2,500,000 shares of stock issued for the acquisition of Zingo at a fair value of $1.95 per share ($4,875,000).

                                     T & G2
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 8 -  STOCKHOLDERS' EQUITY (CONTINUED)
------------------------------------------

          There were 55,000 shares of stock issued for consulting services at a fair value of $.57 per share ($31,350).

          There were 100,000 shares of stock issued in a debt conversion at a fair value of $.62 per share ($62,000) representing a debt reduction of $50,000 and accrued interest of $12,000.

          There were 200,000 shares of stock issued for consulting services at a fair value of $.57 per share ($114,000).

          There were 255,000 shares of stock issued for consulting services at a fair value of $.50 per share ($127,500).

          There were a total of 239,000 shares of stock issued for $135,000.


NOTE 9 -  GOING CONCERN
-----------------------

          As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2001 and 2000 as well as for the six months ended June 30, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in STI and Zingo over the last six months.

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 10 - SUBSEQUENT EVENTS
---------------------------

          The Company executed an agreement for 200,000 shares of common stock for marketing and advertising consulting services.

          The Company has signed a letter of intent to enter into an equity line of credit ($2,500,000) and convertible debenture ($250,000). Funding from this line of credit will be used to continue the production of the Company's time clocks and computer equipment for the computerized Bingo games. In addition, the Company signed a letter of intent to enter into purchase order financing.

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------




Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

Introduction
------------

The following discussion and analysis highlights the financial position of T & G2, Inc. (the "Company" or "us") at June 30, 2002 and compared to year end December 31, 2001 and plan of operations for the three month and six month periods ended June 30, 2002 and 2001. This discussion and analysis contained in our Annual Report on Form-10KSB for the year ended December 31, 2001. Financial information contained within this report is condensed and unaudited.

Certain  statements in this Form 10-QSB,  including  information set forth under
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Such
forward-looking statements are identified by words such as "intends," "anticipates." "hopes," and "expects," among others, and include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues, related expenditures, and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the market place, general economic conditions, political and economic conditions in the United States and abroad, and competition. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation
-----------------

The Company's management intends to seek funding from a variety of sources including private placements of its stock, public offerings of its stock, as well as debt financing, including entering into a letter of intent for an equity line of credit, convertible debentures, and purchase order financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

For the following three month period from July 1, 2002 to September 30, 2002 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities. Thereafter, the Company anticipates to generate revenues from the sale of their time clocks and computerized bingo systems.

The Company's management has had ongoing discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial seed


--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------


capital, a first and second level of private placements, bridge financing, mezzanine financing and an eventual initial public offering. However, there can be no assurance management will be successful in these endeavors.

During the three month period ended June 30, 2002, the Company realized a net loss of $636,204 compared with $64,802 for the three-month period ended June 30, 2001. Of the $636,204 loss for the period, $334,850 represents services provided for issuances of common stock. We anticipate that going forward, we will streamline administrative, and professional fees to conserve cash flow. Once the recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 2002, the Company used $407,080 in operating activities compared to $75,862 for the six months ended June 30, 2001. Most noted in this increase in cash used in operations is the increase in accounts payable and accrued expenses, which we believe should be improved by the year end, and the issuances of stock for services, and organization. The Company did receive $135,000 from the sale of stock in the six months ended June 30, 2002, compared to $10,500 for the six months ended June 30, 2001. Additionally, the Company has borrowed certain amounts from related parties as well as banks to finance the beginning production costs for its timeclocks and computerized bingo systems.

The Company has made significant progress with respect to future funding. Executed letters of intent for an equity line of credit, convertible debentures, and purchase order financing has been completed, and will enable the Company to market, and produce its products.

Going Concern. The accompanying financial statements have been prepared assuming
-------------
the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2002, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.   Legal Proceedings
---------------------------

     The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.



--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------


Item 2.   Changes in Securities
-------------------------------

     None


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2002.


Item 5.   Other Information
---------------------------

     None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K.

          The Company reported an 8k for the change of name and merger into T & G 2 from Solutions Technology and International Mercantile Corporation..






















--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------





                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


T & G 2, Inc.


Date: August 13, 2002              By: /s/ James Farinella
                                      ------------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President







































--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed:  8/14/2002
--------------------------------------------------------------------------------




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as an officer of T & G2, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     A. the Quarterly Report of the Company on Form 10QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
     B. the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.




Dated: August 13, 2002



/s/ James Farinella
-----------------------------------------------
James Farinella
Chairman, Chief Executive Officer and President





















--------------------------------------------------------------------------------
                                                                        Page 7