Form 10QSB
period 2002-09-30
T & G2
filed 2002-11-20
CIK 51387

T & G 2




                           Filing Type:  10QSB
                           Description:  Quarterly Report
                           Filing Date:  November 20, 2002
                            Period End:  September 30, 2002


                      Primary Exchange:  BB
                                Ticker:  ttgg

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------


                                Table of Contents
                                -----------------







                                      10QSB
                                      -----



PART I.....................................................................2
Item 1.....................................................................2
Balance Sheet..............................................................4
Income Statement...........................................................6
Cash Flow Statement........................................................7
Item 2....................................................................20
PART II...................................................................21
Item 1....................................................................21
Item 2....................................................................21
Item 3....................................................................22
Item 4....................................................................22
Item 5....................................................................22
Item 6....................................................................22





























--------------------------------------------------------------------------------
                                                                        Page i

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------




                                      10QSB
                                      -----

                       Securities and Exchange Commission
                                Washington, D.C.

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________


                                    000-07693
                                    ---------
                            (Commission file number)


                                  T & G 2, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                               13-4096315
            ------                                               ----------
 (State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                           Identification No.)


      65 La Grande Avenue
        Berkeley Heights                                         07922-1466
      --------------------                                       ----------
(Address of principal executive offices)                         (Zip Code)


                                  (908)508-9008
                                  -------------
                           (Issuer's telephone number)

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




--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 9,297,077 shares of Common Stock, $0.001par value, as of October 31, 2002; 1,142,858 Class B $0.001 par value as of October 31, 2002


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements
------------------------------









                                     T & G2
                             AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
































--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)


                          INDEX TO FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED




Balance Sheets as of September 30, 2002 (unaudited) and
    December 31, 2001 (audited)                                           4

Statements of Operations for the Nine and Three Months
    Ended September 30, 2002 and 2001 (unaudited)                         6

Statements of Cash Flows for the Nine Months Ended
     September 30, 2002 and 2001 (unaudited)                              7

Notes to Unaudited Condensed Consolidated Financial Statements            9






























--------------------------------------------------------------------------------

                         T AND G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------


                                                                    September 30,         December 31,
                                                                         2002                2001
                                                                     (Unaudited)           (Audited)
                                                                   ----------------    ----------------
Current Assets:
  Cash and cash equivalents                                        $       49,789      $        7,525
  Accounts receivable                                                      15,800              24,500
  Prepaid expenses and other current assets                                 2,000                 355
                                                                   ----------------    ----------------

    Total Current Assets                                                   67,589              32,380
                                                                   ----------------    ----------------

  Fixed assets, net of depreciation                                       174,487              73,590
  Deposits                                                                  2,070               2,070
                                                                   ----------------    ----------------

TOTAL ASSETS                                                       $      244,146      $      108,040
                                                                   ================    ================















          The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------



                        T AND G 2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                    September 30,         December 31,
                                                                         2002                2001
                                                                     (Unaudited)           (Audited)
                                                                   ----------------    ----------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                              $       34,749      $            -
  Note payable - other                                                    185,800                   -
  Accounts payable and accrued expenses                                   147,747              98,582
  Due to officers                                                          19,471                   -
  Due to related parties                                                  445,443             218,454
                                                                   ----------------    ----------------

      Total Current Liabilities                                           833,210             317,036
                                                                   ----------------    ----------------

      Total Liabilities                                                   833,210             317,036
                                                                   ----------------    ----------------


STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred Stock, Series 3, $1.00 par value, 5,000,000
      shares authorized, 0 shares issued and outstanding
      on September 30, 2002 and December 31, 2001, respectively                 -              89,286
  Common Stock, Class A, $.001 Par Value; 31,000,000 shares
      authorized on September 30, 2002 and December 31, 2001
      respectively, and 9,297,077 and 20,511,365 shares issued
      and outstanding on September 30, 2002 and
      December 31, 2001, respectively                                       9,297              20,511
  Common Stock Class B, $.001 Par Value; 2,000,000
      shares authorized on September 30, 2002
      and December 31, 2001 respectively, and 1,142,858
      shares issued and outstanding on September 30, 2002
      and December 31, 2001, respectively                                   1,143               1,143
  Unearned compensation                                                   (11,062)            (40,312)
  Subscriptions receivable                                                 (2,255)             (1,255)
  Stock warrants outstanding                                               62,500                   -
  Additional Paid-in Capital                                            9,425,051           3,105,018
  Deficit                                                             (10,073,738)         (3,383,387)
                                                                   ----------------    ----------------

      Total Stockholders' Equity (Deficit)                               (589,064)           (208,996)
                                                                   ----------------    ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $      244,146      $      108,040
                                                                   ================    ================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                         T AND G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                    September 30,      September 30,      September 30,      September 30,
                                                         2002               2001               2002               2001
                                                         ----               ----               ----               ----

OPERATING REVENUES
  Revenue                                          $        1,800     $            -     $        1,800     $            -

COST OF SALES                                                   -                  -                  -                  -
                                                   ----------------   ----------------   ----------------   ----------------
GROSS PROFIT                                                1,800                  -              1,800                  -
                                                   ----------------   ----------------   ----------------   ----------------

OPERATING EXPENSES
   Professional fees and compensation expenses            989,485                  -            529,983                  -
   Advertising and marketing expenses                     285,446                  -            119,271                  -
   General and administrative expenses                    222,148              9,016             78,136                653
   Depreciation and amortization                            2,496                  -                229                  -
                                                   ----------------   ----------------   ----------------   ----------------
       Total Operating Expenses                         1,499,575              9,016            727,619                653
                                                   ----------------   ----------------   ----------------   ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (1,497,775)            (9,016)          (725,819)              (653)

OTHER INCOME (EXPENSE)
   Legal settlement                                      (172,583)                 -           (172,583)                 -
   Organization costs                                  (4,981,361)                 -                  -                  -
   Interest expense                                       (38,632)                 -            (11,061)                 -
       Total Other Income (Expense)                    (5,192,576)                 -           (183,644)                 -
                                                   ----------------   ----------------   ----------------   ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $   (6,690,351)    $       (9,016)    $     (909,463)    $         (653)
Provision for Income Taxes                                      -                  -                  -                  -
                                                   ----------------   ----------------   ----------------   ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (6,690,351)    $       (9,016)    $     (909,463)    $         (653)
                                                   ================   ================   ================   ================

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.70228)    $     (0.00086)    $     (0.10690)    $     (0.00006)
                                                   ================   ================   ================   ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  9,526,630         10,470,467          8,508,001         10,470,467
                                                   ================   ================   ================   ================



          The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                         T AND G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)




                                                                            2002                2001
                                                                            ----                ----

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                           $   (6,690,351)     $       (9,016)
                                                                      ----------------    ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                             2,496                   -
     Forgiveness of debt                                                           -                   -
     Amortization of unearned compensation                                    29,250                   -
     Common stock issues for debt conversions                                 62,000                   -
     Common stock issues for services and organization                     5,596,950                   -
     Common stock issues for compensation                                     77,000                   -
     Common stock issues for legal settlement                                172,583                   -
     Stock warrants issued for consulting services                            62,500                   -

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                8,700                   -
     Decrease in inventory                                                         -                   -
     (Increase) decrease in prepaid expenses and other assets                 (1,645)                  -
     (Increase) in deposits                                                        -                   -
     Increase in accounts payable and
       accrued expenses                                                       49,165             (53,564)
                                                                      ----------------    ----------------
     Total adjustments                                                     6,058,999             (53,564)
                                                                      ----------------    ----------------

     Net cash (used in) operating activities                                (631,352)            (62,580)
                                                                      ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net sales of equity securities                                                  -                   -
   Increase in amounts due to related parties                                239,489                   -
   Acquisitions of fixed assets                                             (103,393)                  -
                                                                      ----------------    ----------------

      Net cash provided by investing activities                              136,096                   -
                                                                      ----------------    ----------------





          The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------



                         T AND G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                            2002                2001
                                                                            ----                ----

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and stock subscriptions      $      285,000      $            -
    Net proceeds (payments) from officer                                      31,971                   -
    Net proceeds (payments) from issuance of notes payable - bank             34,749                   -
    Net proceeds from issuance of notes payable                              185,800                   -
                                                                      ----------------    ----------------
       Net cash provided by financing activities                             537,520                   -
                                                                      ----------------    ----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                 42,262             (62,580)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                        7,525              63,157
                                                                      ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $       49,789      $          577
                                                                      ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                  $       28,190      $       16,421
                                                                      ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting                                                     $    5,596,950      $      855,000
                                                                      ================    ================

       Debt conversions                                               $       62,000      $            -
                                                                      ================    ================

       Compensation                                                   $       77,000      $            -
                                                                      ================    ================

       Legal settlement                                               $      172,583      $            -
                                                                      ================    ================

    Issuance of stock warrants for consulting services                $       62,500      $            -
                                                                      ================    ================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

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

          In addition to STI being a wholly-owned subsidiary, the Company has Zingo Sales Ltd. ("Zingo") who was acquired by the Company in March, 2002 in a 2,500,000 share Class A common stock acquisition. Zingo's mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product is a fixed based bingo unit. Software has already been developed for this and is just as advanced if not more advanced than any product in the market at this time.






--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------

          On April 25, 2001, Secure Time, Inc. merged into Clickese.com at which time the resulting company changed its name to STI. The transaction was valued at $1 per share for 10,500,000 shares.

          International Mercantile Corporation was originally incorporated in the State of Missouri, on March 10, 1971. Their business purpose included among other things, maintaining an Internet based personal computer manufacturing business selling build-to-order systems throughout the United States to value added retailers and other marketers of micro computer systems. The Company has terminated all of these business activities.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

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




--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Cash and Cash Equivalents (Continued)
          -------------------------

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

          Advertising
          -----------

          Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $345,946 and $7,700 for the nine months ended September 30, 2002 and 2001, respectively.

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






--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Earnings (Loss) Per Share of Common Stock (Continued)
          -----------------------------------------

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                         September 30,    September 30,
                                                              2002            2001
                                                              ----            ----

          Net Loss                                       ($  6,690,351)       ($9,016)
                                                         --------------   ------------

          Weighted-average common shares
            outstanding (Basic)                              9,526,630     10,470,467

          Weighted-average common stock equivalents:
                Stock options                                    -              -
                Warrants                                         -              -

          Weighted-average common shares
              outstanding (Diluted)                          9,526,630     10,470,467

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




--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Reclassifications
          -----------------

          Certain amounts for the nine months ended September 30, 2001 have been reclassified to conform with the presentation of the September 30, 2002 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2001.

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








--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------

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


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          Of the amounts due the Company at September 30, 2002, $14,000 are due from a company under a licensing arrangement.













--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at September 30, 2002:


          Office equipment                                 $     3,463
          Furniture and fixtures                                 2,646
          Equipment - Zingo Sales                               79,732
          Time clock equipment                                  38,068
          Time clock software                                   54,144
                                                           ------------
                                                               178,053
            Accumulated Depreciation                            (3,566)
                                                           ------------

                             Total                         $   174,487
                                                           ============

          Depreciation expense was $2,496 and $803 for the nine months ended September 30, 2002 and 2001.

NOTE 5 -  NOTES PAYABLE
          -------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The loan, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at September 30, 2002 is $34,749. Interest expense charged to operations for the nine months ended September 30, 2002 was $2,101.

          The Company pursuant to a note agreement dated May 28, 2002 with Protech Trading Inc. has a note payable in the amount of $68,800, due May 30, 2003. Interest on this note is payable quarterly, at one percent per quarter, four percent annually. The note is collateralized by 200,000 shares of the Company's Class A Common Stock.

          The Company has a note payable in the amount of $117,000 due to Largo Holdings. During the nine months ended September 30, 2002, $50,000 plus $12,000 in interest expense was converted to 100,000 shares of the Company's Class A Common Stock.












--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 6 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to related parties at September 30, 2002 is $445,443 and consist of the following:

          Two notes payable to an officer totaling $300,000, at 10% interest, payable monthly, due on demand.

          A note payable to a company through common ownership in the amount of $145,443 due on demand.

NOTE 7 -  ACQUISITIONS
          ------------

          On January 12, 2002, the Company acquired STI as a wholly owned subsidiary for 20,511,365 shares of common stock.

          In March, 2002, Zingo was acquired as a wholly owned subsidiary by the Company for 2,500,000 shares of common stock.

NOTE 8 -  STOCKHOLDERS' EQUITY
          --------------------

          As of September 30, 2002 and December 31, 2001, there were 31,000,000 authorized shares, and 9,297,077 and 20,511,365 issued and outstanding shares of the Company's common stock A with a par value of $.001.

          As of September 30, 2002 and December 31, 2001, there were 2,000,000 authorized shares, and 1,142,858 issued and outstanding shares of the Company's common stock B with a par value of $.001.

          As of September 30, 2002 and December 31, 2001, there were 5,000,000 authorized shares, respectively, and 0 and 89,286 issued and outstanding shares of the Company's preferred stock with a par value of $1.00. The 89,286 shares of preferred stock issued during the year were cancelled during 2002, and preferred stock is no longer authorized to be issued.

          The shares of common stock issued for the nine months ended September 30, 2002 relate to the following:

          There were 200,000 shares of stock issued in the quarter ended March 31, 2002 for consulting services at a fair value of $.19 per share ($38,000).

          There were 2,500,000 shares of stock issued in the quarter ended March 31, 2002 for the acquisition of Zingo at a fair value of $1.95 per share ($4,875,000).




--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 8 -  STOCKHOLDERS' EQUITY (CONTINUED)
          --------------------------------

          There were 55,000 shares of stock issued in the quarter ended June 30, 2002 for consulting services at a fair value of $.57 per share ($31,350).

          There were 100,000 shares of stock issued in the quarter ended June 30, 2002 in a debt conversion at a fair value of $.62 per share ($62,000) representing a debt reduction of $50,000 and accrued interest of $12,000.

          There were 200,000 shares of stock issued in the quarter ended June 30, 2002 for consulting services at a fair value of $.57 per share ($114,000).

          There were 255,000 shares of stock issued in the quarter ended June 30, 2002 for consulting services at a fair value of $.50 per share ($127,500).

          There were a total of 239,000 shares of stock issued in the quarter ended June 30, 2002 for $135,000 cash.

          There were 200,000 shares of stock issued in the quarter ended September 30, 2002 for consulting services at a fair value of $1.02 per share ($204,000).

          There were 50,000 shares of stock issued in the quarter ended September 30, 2002 for consulting services at a fair value of $1.02 per share ($51,000).

          There were 100,000 shares of stock issued which were converted for stock options exercised at a fair value of $1.02 per share ($102,000) for compensation to officers. The stock options had an exercise price of $.25 per share. The differential from exercise price to fair value was charged to compensation expense in the quarter ended September 30, 2002.

          There were 200,000 shares of stock issued which were converted for stock warrants previously purchased at $.75 per share for $150,000 cash. The fair value of the stock at the time of conversion was $.92 per share. The differential from exercise price to fair value was charged to consulting expense in the quarter ended September 30, 2002.

          The Company issued 50,000 in stock warrants at a value of $1.25 per share. The $62,500 was charged to consulting expense in the quarter ended September 30, 2002.

          The Company issued 80,000 shares of stock in the quarter ended September 30, 2002 for consulting services at a fair value of $.66 per share ($52,800).






--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 8 -  STOCKHOLDERS' EQUITY (CONTINUED)
          --------------------

          The Company issued 20,000 shares of stock in the quarter ended September 30, 2002 for consulting services at a fair value of $.54 per share ($10,800).

          The Company issued 25,000 shares of stock in the quarter ended September 30, 2002 for consulting services at a fair value of $.48 per share ($12,000).

          The Company issued 25,000 shares of stock in the quarter ended September 30, 2002 for consulting services at a fair value of $.42 per share ($10,500).

          The Company issued 908,333 shares of stock in the quarter ended September 30, 2002 in settlement of a lawsuit at a fair value of $.19 per share ($172,583).

          The Company issued 100,000 shares of stock in the quarter ended September 30, 2002 for promotional services at a fair value of $.36 per share ($36,000).

NOTE 9 -  GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2001 and 2000 as well as for the nine months ended September 30, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in STI and Zingo over the last six months.

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 -  SUBSEQUENT EVENT
           ----------------

          In November, the Company issued 225,000 shares of stock for consulting services at a fair value of $.24 per share ($54,000).









--------------------------------------------------------------------------------

                          T & G2 AND SUBSIDIARIES, INC.
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 10 -  SUBSEQUENT EVENT (CONTINUED)
           ----------------

          In November, the Company renegotiated their contractual relationship with the United States Military for the placement of 50 Bingo units. The units will no longer be placed at the Hunter Army Airfield Base. These units will now be placed at another military installation and the contract has been extended from two to three years. As part of the revised contract, the Company will be guaranteed a return for each unit, and the Company is anticipating revenues approximating $291,000 over the term of the contract.

          The Company is in the final phase of receiving its gaming license in the State of Arizona. With this license, the Company is anticipating the placement of 36 Bingo units to the Fort McDowell Native American Casino. This is anticipated to take place within the next 30 days.

          The Company has entered into a distribution agreement for the distribution of its Bingo units in Wyoming. The Company has placed its first order for approximately 15 Bingo units.

          In November, the Company installed its Securetime system in a restaurant at a major Las Vegas, Nevada casino. The Company has also received an order for the Securetime system from a Native American business in Oklahoma and the installation should be completed by late November.


















--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------



Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

Introduction
------------

The following discussion and analysis highlights the financial position of T & G2, Inc. (the "Company" or "us") at September 30, 2002 and compared to year end December 31, 2001 and plan of operations for the three month, and nine month periods ended September 30, 2002 and 2001. This discussion and analysis contained in our Annual Report on Form-10KSB for the year ended December 31, 2001. Financial information contained within this report is condensed and unaudited.

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

For the following three month period from October 1, 2002 to December 31, 2002 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities. Thereafter, the Company anticipates to further expand and generate revenues from the sale of their time clocks and computerized bingo systems.

The Company's management has had ongoing discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial seed



--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------


capital, a first and second level of private placements, bridge financing, and mezzanine financing. However, there can be no assurance management will be successful in these endeavors.

During the three month period ended September 30, 2002, the Company realized a net loss of $909,463 compared with $653 for the three-month period ended September 30, 2001. Of the $909,463 loss for the period, $723,183 represents services provided for issuances of common stock. We anticipate that going forward, we will streamline administrative, and professional fees to conserve cash flow. Once the recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 2002, the Company used $631,352 in operating activities compared to $62,580 for the nine months ended September 30, 2001. Most noted in this increase in cash used in operations is the increase in accounts payable and accrued expenses, which we believe should be improved by the year end, and the issuances of stock for services, and organization. The Company did receive $285,000 from the sale of stock in the nine months ended September 30, 2002, compared to $-0- for the nine months ended September 30, 2001. Additionally, the Company has borrowed certain amounts from related parties as well as banks to finance the beginning production costs for its timeclocks and computerized bingo systems.

The Company has made significant progress with respect to future funding. Funding is expected shortly which will enable the Company to market, and produce its products.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2002, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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


Item 2.   Changes in Securities
-------------------------------

     None.


--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None.


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended September 30, 2002.


Item 5.   Other Information
---------------------------

     None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K.

               The Company reported an 8K for the change of name and merger into T & G 2 from Solutions Technology and International Mercantile Corporation.



























--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------




                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


T & G 2, Inc.


Date: November 20, 2002            By:  /s/ James Farinella
                                      -------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President








































--------------------------------------------------------------------------------

T & G 2 - 10QSB - Quarterly Report                        Date Filed: 11/20/2002
--------------------------------------------------------------------------------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as an officer of T & G2, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     A. the Quarterly Report of the Company on Form 10QSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and
     B. the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: November 20, 2002



/s/ James Farinella

James Farinella
Chairman, Chief Executive Officer and President






















--------------------------------------------------------------------------------
                                                                        Page 24