Form 10KSB
period 2002-12-31
T & G2
filed 2003-04-15
CIK 51387

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                        Commission File Number 000-07693
                                               ---------

                                     T & G 2
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

                      International Mercantile Corporation
                          P.O. Box 340, Olney, MD 20830
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]       No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002:

     As of December 31, 2002, there were outstanding : 78,928,744 shares of Class A Common Stock, $0.001 par value, and 1,142,858 shares of Class B Common Stock, $0.001 par value.

     Transitional Small Business Disclosure Format (check one);

                             Yes [ X ]       No  [   ]

                                     PART I
                                     ------

Item 1.  Business
         --------

     On January 14, 2002 Solutions Technology, Inc. was acquired as a wholly owned subsidiary. On February 14, 2002 T & G2, formerly known as International Mercantile Corporation, changed its name and simultaneously the state of incorporation from Missouri to Nevada. T & G2 began trading with the ticker symbol of TTGG. On or about March 18, 2002, T & G2 acquired Zingo Sales, Ltd. as a wholly-owned subsidiary. Therefore, T & G2 runs its business operations through the two wholly owned subsidiaries - Solutions Technology, Inc. and Zingo Sales, Ltd. A complete business description follows below:

     Solutions Technology has developed the SecureTime Biometric ID System (hereinafter referred to as SecureTime) to solve the time and attendance needs of companies. In the high-paced tension of the global economy, it is getting increasingly difficult for small and mid-size firms to remain competitive. Everyday small and mid-size firms unable keep pace with the rising cost of managing their employee base is being added to the long list of recent business causalities. The explanation most often tendered to account for this phenomenon is that small and mid-size firms are unable to take advantage of the latest technological management solutions. High development and acquisition costs put cost-saving solutions out of the reach of smaller, marginally funded companies. For those fortunate enough to acquire these technologies, the cost of maintaining these systems makes further upgrades cost-prohibitive. SecureTime Inc. has developed a solution that effectively responds to the growing technology market, particularly as it relates to the small and mid-size firm.

     Innovative in its application of advanced attendance management technology, SecureTime significantly reduces the cost of tracking employee attendance. To add even more value to the system, they bundle a payroll management system with the attendance maintenance system - further reducing the cost of maintaining employee records. Even the most conservative impact estimates show small and mid-size firms can dramatically cut their attendance management costs by installing this state-of-the art attendance management system. For a minimal service fee, SecureTime installs attendance management hardware, integrates clock maintenance software and connectivity software and provides around the clock maintenance of the system. To increase the value of the system to the client, they include payroll management software that allows the centralized SecureTime office in Long Beach, California to compile and prepare complete payroll records for all their managed users. Once verified by the using client, this data can then be electronically forwarded to an issuing payroll management office. The issuing payroll office then prepares and issues the employee's payroll check. More important, Solutions Technology provides this service for an affordable price. The combination of affordability, reliability and security virtually eliminates the need for most small and mid-size firms to maintain their expensive (and often outdated) organic attendance and payroll management systems.

     Historically, capital costs have made it impossible for small and mid-size firms to access this kind of advanced attendance management technology. The cost to purchase, service, and upgrade such technology for a small firm can run as much as $20,000 per year. These high capital expenses make the barrier to entry so high most small firms cannot reasonably consider integrating such technology. Unfortunately, many of these smaller firms have higher than average (relative to larger firms) turnover, making attendance verification more problematic and costly. The SecureTime attendance management service is the perfect solution for this very serious management challenge.

Concept
-------

     Relying on long-time established "best business practices," SecureTime has found an innovative way to solve a routine but challenging management problem - attendance management. How do they do it? First, SecureTime integrates the latest in biometric, fingerprint recognition technology into a time clock thereby providing small and mid-size firms one the most reliable and secure employee attendance tracking system available. Then, they enhance this sophisticated hardware by developing and loading software that allows the clock to:

1.   Maintain complete and accurate attendance data;
2. Automatically up-load the time clock data to a centralized storage facility in a off-site location, and;
3. Instruct the centralized computer to prepare timely and accurate summary reports (which are electronically transmitted back to the client).

To further advance the clock's usefulness to the client, SecureTime includes with the clock payroll management software that allows SecureTime's centralized processing center to prepare detailed payroll information. (If the client requests, SecureTime can forward that information to a payroll check preparation service, so that the client is not required to maintain its own low-tech organic payroll maintenance system.)

     Cost-saving technologies to solve routine management problems made affordable and accessible to the small and mid-size business --- gives the Corporation a serious advantage in the attendance management market. The Corporation benefits because it establishes a presence in a seriously under-served market. Clients benefit because the system dramatically reduces the cost of managing attendance and payroll preparation. Investors benefit because they have become part one of fast-growing, highly-dynamic technology service organization around.

Services
--------

     Solutions Technology offers the only complete turnkey solution a small or mid-size company needs to collect time and attendance, scheduling, entitlements, and personal/pay records. With a seamless interface to payroll services, it provides the client with one of the most cohesive time and attendance management system available anywhere.

     The Time Clock
     --------------

     The biometric time clock eliminates the possibility of time card fraud by making it virtually impossible for one employee to clock in for another. Capitalizing on the latest advances in fingerprint recognition technologies, the time clock uses a state of art smart card to store employee information. When the employee reports to work, they press their fingers to the screen. The fingerprint is compared in real time to the pre-loaded fingerprint associated with that employee. Only when the two fingerprints match does the employee get credit for attendance. This turnkey solution is a stand-alone system. The client only pays a minimal per employee service charge to purchase the services. Once installed, it will replace the client's costly, low-tech organic system. The customer is only required to respond to the exceptions to the schedule that occur during the payroll period to receive the most accurate and reliable attendance data available.

     Client advantages include:

     o Affordable access to a reliable, high-quality alternative to company owned low-tech time clocks and to in-house labor resources.
     o    Access to SecureTime, Inc. high level technical team
     o    Customized attendance reporting
     o    Real-time access to valuable attendance maintenance data
     o Full turnkey operational solution to attendance management, with a software bundle that provides both attendance and payroll data.

Market Strategy
---------------

     Target Market Segment Strategy
     ------------------------------

          o    Companies with 30 or more employees

          o    Companies experiencing rapid growth

          o    Companies dissatisfied with current level of service

          o    Companies tired of the high cost of maintenance contracts

          o    Companies who can't control buddy punching

          o    Companies who require personalized service

          o    Companies in under served geographic locations

     Competitive Edge
     ----------------

     Solutions Technology enters the market with a significant competitive edge: there are no competitors that combine both a hardware and software systems as part of their attendance solution. The expensive attendance solutions available from competing vendors (often design to service large corporations) require the customer to purchase equipment or sign an expensive long-term maintenance contract. The SecureTime solution is affordable, reliable and secure. Further, the system can be easily expanded to handle any future payroll and attendance management needs that the customer may have.

     SecureTime Inc. is a solution provider and developing new high-tech solutions is its expertise and key to the continued growth of our customer base. Its initial position in the small and mid size firm market is very hard to match. However, it is important for the Corporation to maintain its strategic focus by continuing to develop, market, and maintain the latest in technological solutions.

     Competition and Buying Patterns
     -------------------------------

     Currently, the attendance maintenance industry is divided into two service areas: one that sells hardware and other that provides the payroll service. The purchase cost of a typical time-clock system without a biometric device is $12,000 to $15,000. Contributing to this financial stress, most systems require the client to purchase an annual maintenance service (averaging in the thousands of dollars) in order to keep pace with advances in attendance maintenance. In all cases the hardware and software come from different vendors and maintenance is always third party, which introduces longer runup times and constant integration complications. For Fortune 500 companies with deeper pockets, this may be a minor inefficiency; however for struggling smaller and mid size firms this can be a serious drain on limited capital resources. To make matters worse for the smaller firms, others in the attendance maintenance industry prefer to cherry pick the best industries leaving the majority of business to be service by small local providers. Unfortunately, most small providers do not have the technological sophistication to provide the soul source solution and a high level of service their customers seek.

     Market Analysis Summary
     -----------------------

     Initially Solutions Technology has been focusing on and will continue to market to companies with 30 or more employees located in geographic markets not being serviced by the competition. Solutions Technology will target small to mid-sized companies that have recently experienced rapid growth and have not yet added a pay-roll department. These strategically selected markets, along with the technological advantages of the SecureTime attendance management system, gives the Corporation significant sales leverage, an advantage that extends well into the future.

     Strategies and Implementation Summary
     -------------------------------------

     To better service our customer's installation and marketing needs, SecureTime, Inc. has developed a two-prong implementation strategy. On one level, it has centralized its operation center in Long Beach, Ca. This allows the Corporation to take advantage of the economy of scale that comes from centralizing service operations and it allows Solutions Technology to maintain the highest in-service operations available. The second prong is to decentralize installation and customer-interface by relying on geographically dispersed, independent service distributors. This avoids the degradation of customer support so often associated with large centralized operations. Further, it gives the kind of personalized customer support so necessary to the successful customer-supplier exchange.

     Positions for Growth
     --------------------

     Initial expansion markets include: Southern California, Nevada, Arizona, Texas, Oklahoma, and Florida. In time, the Corporation will expand its markets in the Southwest, Pacific Northwest, Northeast and Southeast. Additionally, Solutions Technology is now beginning to talk with and explore the possibility of partnering with large and small (Professional Employee Operations) PEO's for the distribution of the SecureTime System. A revenue sharing ratio between the Corporation and the distributor compliments the affordable entry costs to encourage the natural entrepreneurial drive of our distributors. Hardware and software initiatives are not only designed to maintain system viability, they are designed to promote growth by demonstrating system flexibility. The combination of a highly motivated local team of distributors and exceptionally creative home team virtually ensures the continued growth of this valuable technology.


Zingo Sales Ltd.
----------------

     Zingo Sales was founded on the philosophy of affordable customization. Our mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies

                         Current Technology and Products
                         -------------------------------

     The first product is a fixed based unit and the second product will be a hand held unit or mobile unit expected in the next 12 months. Proprietary software has been developed By West Coast Game Management that is equivalent to and/or more advanced than anything currently on the market. Zingo Sales has a license agreement in place for the use of their technology.

Fixed Based Bingo Unit and Applications
---------------------------------------

     This unit is a touch screen similar to a computer monitor with minor hardware changes. The bingo unit will be hard wired into the bingo hall and as the name implies, it will not move around the bingo hall with the player. Sophisticated software has been developed for the bingo unit.

     For the bingo hall, the fixed base unit provides a way to dramatically increase their revenue and earnings. Players will now be able to play hundreds of bingo cards at the same time. The bingo hall is able to market the extra cards to the players and since the prize payouts are basically the same, the bingo hall is able to increase its profits.

     The New Ultimate Games that have been developed allows the bingo hall to make extra money during and between bingo games. The sophisticated software will allow the bingo halls on Indian reservations to provide variations of quick play games of bingo. This has been shown to draw additional players to the bingo hall. These games are classified and a class 2 game. By being classified as a class 2 game, it is possible to be played in almost any jurisdiction. As Zingo enters a local or regional market, they sometimes need to get a gaming approval or classification for the games to be played in the jurisdiction.

                                Market Potential
                                ----------------

Bingo Halls In the United States and Canada
-------------------------------------------

     Every bingo hall is our target market. However, we will first target the Indian Casinos and bingo facilities and the large charity bingo halls. There are over 35,000 bingo halls in North America. We estimated there to be a potential market for 20,000 fixed based units and 200,000 hand held units with the potential market growing as much as 50% by 2010. The Market could be larger due to the entry of the new games being offered like the Ultimate games by Zingo Sales. These games are now to be played in facilities once thought not viable such as horse racetracks

                                Major Competition
                                -----------------

     At present, there are two major players generating a combined 6,000,000 a month in revenue. One of the competitors (generating about $1,500,000 per month just from their electronic bingo division. The other competitor is financially strong but has violated certain state laws causing them to be shut down in many states. This has created a major void in the market. These two competitors have also resisted using newer equipment and have too much money invested in their bingo systems. The cost would be too astronomical for them to replace the current units. The rest of the market is fractured among numerous small suppliers. The Small supplier that has the latest technology and good relationships for marketing of units with the necessary capital to take advantage of market potential is the one that can really succeed quickly. All of these factors have created a competitive advantage for Zingo Sales. The only issue for Zingo is funding.

                                  Our Objective
                                  -------------

     Our objective is to have 200 fixed based units by June of 2003. We are installing 12 units on April 23, 2003 at one facility and another 50 units in a facility in southern California. Zingo has just received orders for additional units from charity bingo halls in Wyoming. With these current orders and pending business, Zingo will be able to meet its initial objectives by the end of the second quarter of 2003. With the necessary capital to complete the orders additional orders.

                       Product Acceptability and Marketing
                       -----------------------------------

     Potential Customers like the product design, functionality and flexibility. There are similar products on the market that offer similar design capabilities. However, we are capable of providing our product at 25% less per month on a lease or revenue sharing basis. This is because we are using the latest off the shelf components enabling Zingo to manufacture and complete installation of the units at a greatly reduced cost to our competitors. This is how we are able to offer the customer a better deal.

     Zero down time regardless of reason, is almost critical for any bingo unit. If a bingo unit goes down, it must be replaced or fixed during the same day. Thus, it is absolutely necessary for Zingo Sales to have a local presence with the necessary resources to service the customers.

     While our hardware design accommodates all markets, each industry has its "industry specific" issues that need to be resolved through software modification. For example, the Indian reservations are legally allowed to play other non-bingo pay games. The charity Market needs a system that can comply with all the local government rules and regulations. Similarly, overseas markets have totally different requirements than the U.S market. We have the necessary software programmers to handle all of these needs.

                                 Business Model
                                 --------------

     We have developed a business model that focuses on reducing and eliminating development costs and ongoing service costs. We accomplish this through partnerships and new business relationships. We have a license agreement with West Coast Games Management (WCGM). WCGM has developed the most advanced software in the industry but lacks the ability to market and support the product in the field. Through this license agreement, Zingo Sales will market and service the bingo units while WCGM will be responsible for all technical support. Zingo has developed an expansive distribution network in the field. This distribution network will provide most of the service and all three parties will therefore share in the income generated from the units. This allows for Zingo to keep overhead at a very low rate and profitability at a very high rate. Revenue is generated one of two ways:

     1. The first is a fixed lease arrangement where the Gaming facility pays a fixed daily fee for each unit on the days that the units are in play.

     2. The second way is on a revenue sharing basis with the hall based on the net take. Each deal is different, but we typically earn 40 to 50 percent of the net take. In some facilities, this number can be huge and can provide for a return on investment of 4 months.

Item 2.  Properties
         ----------

     The Company has 3 different sites that Operations are run from. The first is an office operated By James M. Farinella at 65 La Grande Avenue, Berkeley Heights, NJ 07922. This space is approximately 400 square feet. There are two more offices out on the west coast where most of the business operations are conducted through the 2 wholly-owned subsidiaries. One of these offices is located at 4335 South Industrial Road, Suite 430, Las Vegas, NV 89103 while the other office is maintained at 2704 E. Spring Street, Suite 200, Long Beach, CA 90806. These two offices each have approximately 2,000 square feet of office space.


Item 3.  Legal Proceedings
         -----------------

     An action commenced on or about March 28, 2002 in the Supreme Court of the State of New York. In that action, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff, as of April 4, 2003, has failed to respond to the Company's discovery demands. A Court compliance conference is scheduled for April 8, 2003. It is anticipated that, at that time the Court will direct the Plaintiff to comply with all outstanding discovery. Management is of the belief that all allegations involved in this action will be dismissed. No liability is recorded for this action as of December 31, 2002.


Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

     Not applicable.

Item 5.  Market for Company's Common Stock and Related Stockholder Matters
         -----------------------------------------------------------------

     Market For Securities
     ---------------------

     The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "TTGG". The market for such shares is limited and no assurance can be given that a significant trading market for T & G2 common stock will develop or, if developed, will be sustained.

     The following table sets forth the range of the high and low closing bid prices of the Company's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and Nasdaq Trading & Market Services and do not necessarily reflect actual transactions, retail markups, markdowns or commissions. The transactions include inter-dealer transactions. The Company's management believes that the following data is anecdotal and may bear no relation to the true value of T & G2's common stock or the range of prices that would prevail in a fluid market.



          2002                          High*                  Low*
          ----                          -----                  ----
          1st Quarter                   $4.96                 $0.80
          2nd Quarter                   $1.69                 $0.55
          3rd Quarter                   $1.18                 $0.19
          4th Quarter                   $0.35                 $0.125

Item 6.   Management's Discussion and Analysis of Financial Conditions and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

Introduction
------------

     The following discussion and analysis highlights the financial position of T & G2, Inc. (the "Company" or "us") at December 31, 2002 and compared to year-end December 31, 2001 and plan of operations for the twelve-month period ended December 31, 2002 and 2001. This discussion and analysis contained in our Annual Report on Form-10KSB for the year ended December 31, 2001. Financial information contained within this report is condensed and audited. It is important to note that the Company had no operations in the year 2001 and had a primary goal of finding a new business(s). The business activities of the Company are now that of the two wholly-owned subsidiaries. Comparisons are provided below but the Company is not yet able to show a year-by-year comparison of business activities. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations in the Company's two wholly-owned subsidiaries.

     Certain statements in this Form 10-KSB, including information set forth under Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking statements are identified by words such as "intends," "anticipates," "hopes," and "expects," among others, and include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues, related expenditures, and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the market place, general economic conditions, political and economic conditions in the United States and abroad, and competition. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation
-----------------

     The Company's management entered into a transaction for funding in the form of a debt financing. Additionally, business combinations with entities with significant cash will also be considered. It now seems to be a forgone conclusion that a sufficient amount of money will be funded for management to execute it's business plan and succeed. However, until this transaction actually does fund, there can be no assurance that a closing will take place. For the following twelve month period from January, 2002 to December, 2003 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, in the second quarter, the Company anticipates to further expand and generate revenues from the sale of their time clocks and computerized bingo systems. The Company's management has had ongoing discussions with investment bankers pertaining to additional financing as a backup or second option in the case that the transaction already entered into by the Company does not close. This would include a stair step-financing plan. This will encompass initial seed capital, a first and second level of private placements, bridge financing, and mezzanine financing. However, there can be no assurance management will be successful in these endeavors.

Liquidity and Capital Resources
-------------------------------

     For the twelve months ended December 31, 2002, the Company used $10,308,282 in operating activities compared to $71,966 for the twelve months ended December 31, 2001. Most noted in this increase in cash used in operations is due to the new business activities of the Company through it's two wholly owned subsidiaries, which we believe will translate into generating increased cash flows. However, a majority of the increases are attributable to the issuances of stock for the acquisition of Both Solutions Technology, Inc and Zingo Sales, Ltd. for which the Company recorded $3,177,556 as impairment of goodwill and $4,875,000 written off to organizational cost respectively. Additionally, $831,600 worth of stock was issued for services. The Company did receive $817,420 from the sale of stock in the twelve months ended December 31, 2002, compared to $-0- for the twelve months ended December 31, 2001. The Company has also borrowed certain amounts from related parties as well as banks to finance the beginning production costs for its time clocks and computerized bingo systems. The Company has made significant progress with respect to future funding. Funding is expected shortly, which will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. Once the recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

     Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2002, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Item 7.  Financial Statements and Supplementary Data.
         --------------------------------------------

     All financial information required by this Item is attached hereto beginning on Page F-1


Item 8.  Changes In and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

     The Company changed auditors in early 2002. The former auditor was Craig Conners, CPA, Esq. a sole practitioner. Mr. Conner passed away several months later. Due to his death, he was unable to review the fuinancials from the current auditor. We have attached our current auditor letter along with the one issued from Mr. Conners from last year. There were no disagreements with him or his firm. The new auditor that was hired and is currently engaged by the Company is Bagell, Josephs & Company, LLC with two offices. The office that the Company primarily deals with is located at High Ridge Commons, Suites 400-403, 200 Haddonfield Berlin Road, Gibbsboro, NJ 08026


Item 9.  Directors and Executive Officers of the Company
         -----------------------------------------------

                 James M. Farinella - Chairman of the Board/President/CEO 65 La Grande Avenue
                 Berkeley Heights, NJ 07922
                 SS# ###-##-####
                 Age: 36 years old
                 Number of shares owned:  602,500 Class A shares
                                          2,500,000 Class B shares

                 David A. Facciani - Executive Vice President/Board of Directors 3230 E. Flamingo Rd.
                 No. 516
                 Las Vegas, NV 89121
                 SS# ###-##-####
                 Age: 59
                 years old
                 Number of shares owned:  1,601,250 Class A shares
                                          2,500,000 Class B shares

                 Doug Wetzel - Board of Directors
                 2723 Stewart Drive
                 Grand Island, NE 68801
                 SS# ###-##-####
                 Age: 47 years old
                 Number of shares owned:  59,000 Class A shares


Item 10.  Executive Compensation
          ----------------------

     No cash compensation was paid during the year to any of the officers. However, 50,000 options were exercised by Farinella and Facciani at $.25 in July of 2002. Additionally, Mr. Farinella received 190,000 shares in the 4th quarter. At the time, the aggregate value of the 190,000 shares was $32,000 shares.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     The following table sets forth, as of December 31, 2001 the only persons known to the Company to be beneficial owners of more than five percent (5%) of the outstanding number of shares of the Company.

                 James M. Farinella - Chairman of the Board/President/CEO 65 La Grande Avenue
                 Berkeley Heights, NJ 07922
                 SS# ###-##-####
                 Age: 35 years old
                 Number of shares owned:  602,500 Class A shares
                                          2,500,000 Class B shares

                 David A. Facciani - Executive Vice President/Board of Directors 3230 E. Flamingo Rd
                 No. 516
                 Las Vegas, NV 89121
                 SS# ###-##-####
                 Age: 58 years old
                 Number of shares owned:  1,601,250 Class A shares
                                          2,500,000 Class B shares

                 Doug Wetzel - Board of Directors
                 2723 Stewart Drive
                 Grand Island, NE 68801
                 SS# ###-##-####
                 Age: 46 years old
                 Number of shares owned:  59,000 Class A shares


Item 12.  Certain Relationship and Related Transactions
          ---------------------------------------------

     On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at December 31, 2002 and 2001 was $32,705 and $0, respectively. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the years ended December 31, 2002 and 2001 was $2,244 and $0, respectively.

     Amounts due to related parties at December 31, 2002 and 2001 were $433,200 and $0, respectively, and consist of the following:

     A note payable to an officer totaling $335,000 and $0, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2002, the Company has approximately $11,167 in accrued interest to this officer.

     A note payable to a company through common ownership in the amount of $98,200 and $0, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2002, the Company has approximately $14,000 in accrued interest to this company.


Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------

     (a)  The following documents are filed as part of this Report.

          1.   Financial Statements.

          2.   Reports on Form 8-K

          3.   Exhibits

               3.1  License Agreement with West Cost Games Management

               3.2 Distribution Agreement with Patrick Batista for the SecureTime System

               3.3  Amendment to Articles of Incorporation

                                  T & G2, INC.
                                AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGE(S)
                                                                        -------

Report of Independent Certified Public Accountants'                        1

Report of Independent Certified Public Accountants'- 2001                  2

Balance Sheets as of December 31, 2002 and 2001                            3

Statements of Operations for the Years Ended
   December 31, 2002 and 2001                                              4

Statements of Changes in Stockholder's Equity (Deficit) for the
   Years Ended December 31, 2002 and 2001                                  5

Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001                                           6-7

Notes to Financial Statements                                             8-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
               ---------------------------------------------------


To the Stockholders of
T & G2, Inc. and Subsidiaries
(Formerly International Mercantile Corporation)
Berkeley Heights, NJ


We have audited the accompanying consolidated balance sheet of T & G2, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2002 have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and are in the start-up phase of operations. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T & G2, Inc. and Subsidiaries as of December 31, 2002, and the results of its consolidated operations, changes in stockholders' equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.
---------------------------------

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.


Gibbsboro, New Jersey

April 5, 2003

    NOTE: THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED CRAIG W. CONNERS, CPA
            REPORT AND HAS NOT BEEN REISSUED BY CRAIG W. CONNERS, CPA


To the Board of Directors and Stockholders International Mercantile Corporation, a Missouri Corporation


We have audited the accompanying consolidated balance sheet of International Mercantile Corporation (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the calendar year 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the Company's financial statements the company has sustained substantial losses as reflected in the Company's Accumulated Deficit. This factor raises substantial doubt about the Company's ability to continue as a going concern. As discussed in the notes to the financial statements the ability of the Company to continue in existence is dependent primarily on obtaining additional debt and equity financing and generating additional income from new operations.



/s/ Craig W. Conners

Craig W. Conners, C.P.A.

San Diego, California
March 13, 2002

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS
                                     ------

                                                                                  2002                2001
                                                                            ----------------    ----------------

Current Assets:
  Cash and cash equivalents                                                 $        9,676      $       10,105
  Accounts receivable, net                                                          16,850                   -
  Prepaid expenses and other current assets                                            453                   -
                                                                            ----------------    ----------------

    Total Current Assets                                                            26,979              10,105
                                                                            ----------------    ----------------

  Fixed assets, net of depreciation                                                142,885                   -
   Deposits                                                                          2,070                   -
                                                                            ----------------    ----------------

TOTAL ASSETS                                                                $      171,934      $       10,105
                                                                            ================    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                                       $       32,705      $            -
  Note payable - other                                                              78,200                   -
  Accounts payable and accrued expenses                                            144,296             100,851
  Due to officers                                                                    5,920                   -
  Due to related parties                                                           433,200                   -
                                                                            ----------------    ----------------

      Total Current Liabilities                                                    694,321             100,851
                                                                            ----------------    ----------------

      Total Liabilities                                                            694,321             100,851
                                                                            ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Series 3, $1.00 Par Value; 0 and 5,000,000 shares authorized 0 and 89,286 shares issued and outstanding at
      December 31, 2002 and 2001, respectively                                           -              89,286
  Common Stock, Class A, $.001 and $.01 Par Value; 100,000,000 and
     31,000,000 shares authorized, 78,928,744 and 6,759,564 shares
      issued and outstanding at December 31, 2002 and 2001, respectively            78,929              67,596
  Common Stock, Class B, $.001 and $.01 Par Value; 2,000,000 shares authorized and 1,142,858 shares issued and outstanding at
      December 31, 2002 and 2001, respectively                                       1,143              11,428
  Unearned compensation                                                             (1,310)                  -
  Subscriptions receivable                                                         (46,155)                  -
  Stock issued as collateral for note payable                                   (8,666,667)
  Warrants                                                                          62,500                   -
  Additional paid-in capital                                                    22,839,650           4,223,139
  Deficit                                                                      (14,790,477)         (4,482,195)
                                                                            ----------------    ----------------

      Total Stockholders' Equity (Deficit)                                        (522,387)            (90,746)
                                                                            ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $      171,934      $       10,105
                                                                            ================    ================


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002                2001
                                                   ----------------    ----------------

OPERATING REVENUES
  Revenue                                          $        3,750      $            -

COST OF SALES                                                   -                   -
                                                   ----------------    ----------------

GROSS PROFIT                                                3,750                   -
                                                   ----------------    ----------------

OPERATING EXPENSES
   Professional fees and compensation expenses          1,170,814                   -
   Advertising and marketing expenses                     404,202                   -
   General and administrative expenses                    489,323              53,966
   Depreciation and amortization                           45,108                   -
                                                   ----------------    ----------------
       Total Operating Expenses                         2,109,447              53,966
                                                   ----------------    ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (2,105,697)            (53,966)

OTHER INCOME (EXPENSE)
   Legal settlement                                      (185,925)                  -
   Impairment of goodwill                              (3,177,556)                  -
   Organization costs                                  (4,875,000)                  -
   Interest expense, net                                  (80,304)            (18,000)
                                                   ----------------    ----------------
       Total Other Income (Expense)                    (8,318,785)            (18,000)
                                                   ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (10,424,482)            (71,966)
    AND EXTRAORDINARY ITEM

Extraordinary item - Forgiveness of debt                  117,000                   -
                                                   ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (10,307,482)            (71,966)

Provision for Income Taxes                                   (800)                  -
                                                   ----------------    ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $  (10,308,282)     $      (71,966)
                                                   ================    ================

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.82609)     $     (0.00687)
                                                   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 12,478,414          10,470,467
                                                   ================    ================





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                   Preferred Stock       Common Stock Class A    Common Stock Class B    Unearned
Description                                      Shares       Amount      Shares      Amount       Shares    Amount    Compensation
-----------                                      ------       ------      ------      ------       ------    ------    ------------

Balance, January 1, 2001 .......................  89,286     $ 89,286     6,759,564  $  67,596   1,142,858  $ 11,428   $         -

Net loss for the year ..........................       -            -             -          -           -         -             -
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2001 .....................  89,286       89,286     6,759,564     67,596   1,142,858    11,428             -

Acquisition of Solutions Tecnology, Inc. .......       -            -    20,511,365    205,113           -         -       (40,312)

Reverse 1:8  stock split .......................       -            -   (23,231,185)  (232,312)          -         -             -

Change in par value ............................       -            -             -    (36,357)          -   (10,285)            -

Shares issued for consulting services ..........       -            -     2,085,000      2,085           -         -             -

Acquisition of Zingo Sales, Ltd. ...............       -            -     2,500,000      2,500           -         -             -

Shares issued for cash .........................       -            -     2,139,000      2,139           -         -             -

Shares issued in conversion of debt ............       -            -       100,000        100           -         -             -

Cancellation of preferred stock ................ (89,286)     (89,286)            -          -           -         -             -

Shares issued for compensation and cash ........       -            -       290,000        290           -         -             -

Shares issued in conversion of warrants for cash       -            -       200,000        200           -         -             -

Warrants issued for consulting services ........       -            -             -          -           -         -             -

Shares issued for settlement of legal proceeding       -            -       908,333        908           -         -             -

Shares issued as collateral for note payable ...       -            -    66,666,667     66,667           -         -             -

Amortization of unearned compensation ..........       -            -             -          -           -         -        39,002

Net loss for the year ..........................       -            -             -          -           -         -             -
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2002 .....................       -     $      -    78,928,744  $  78,929   1,142,858  $  1,143   $    (1,310)
                                                 ===================================================================================

                                                                Collateral
                                                 Subscriptions   for Note                  Additional
Description                                       Receivable     Payable      Warrants   Paid-in Capital    Deficit        Total
-----------                                      ------------- ------------  ----------  --------------- ------------  -------------

Balance, January 1, 2001 ....................... $        -    $         -   $        -  $    4,223,139  $ (4,410,229) $    (18,780)

Net loss for the year ..........................          -              -            -               -       (71,966)      (71,966)
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2001 .....................          -              -            -       4,223,139      (4,482,195)    (90,746)

Acquisition of Solutions Tecnology, Inc. .......     (1,255)             -            -       3,014,010             -     3,177,556

Reverse 1:8  stock split .......................          -              -            -         232,312             -             -

Change in par value ............................          -              -            -          46,642             -             -

Shares issued for consulting services ..........          -              -            -         829,515             -       831,600

Acquisition of Zingo Sales, Ltd. ...............          -              -            -       4,872,500             -     4,875,000

Shares issued for cash .........................    (44,900)             -            -         380,861             -       338,100

Shares issued in conversion of debt ............          -              -            -          61,900             -        62,000

Cancellation of preferred stock ................          -              -            -          89,286             -             -

Shares issued for compensation and cash ........          -              -            -         134,010             -       134,300

Shares issued in conversion of warrants for cash          -              -            -         183,800             -       184,000

Warrants issued for consulting services ........          -              -       62,500               -             -        62,500

Shares issued for settlement of legal proceeding          -              -            -         171,675             -       172,583

Shares issued as collateral for note payable ...          -     (8,666,667)           -       8,600,000             -             -

Amortization of unearned compensation ..........          -              -            -               -             -        39,002

Net loss for the year ..........................          -              -            -               -   (10,308,282)  (10,308,282)
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2002 ..................... $  (46,155)   $(8,666,667)  $   62,500  $   22,839,650  $(14,790,477) $   (522,387)
                                                 ===================================================================================



                 The accompanying notes are an integral part of
                            the financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                        2002                2001
                                                                  ----------------    ----------------

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                       $  (10,308,282)     $      (71,966)
                                                                  ----------------    ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation                                                         45,108                   -
     Amortization of unearned compensation                                39,002                   -
     Forgiveness of debt                                                (117,000)                  -
     Impairment of goodwill                                            3,177,556                   -
     Common stock issued for organizaton                               4,875,000                   -
     Common stock issued for consulting services                         831,600                   -
     Common stock issued for conversion of debt                           62,000                   -
     Common stock issued for compensation                                109,300                   -
     Common stock issued for settlement of legal proceeding              172,583                   -
     Warrants issued for consulting services                              62,500                   -
     Net cash provided by acquisition of Solution Technologies           128,681                   -

  Changes in assets and liabilities
     (Increase) in accounts receivable                                    13,129                   -
     Increase in accounts payable and
       and accrued expenses                                               42,216              80,851
                                                                  ----------------    ----------------
     Total adjustments                                                 9,441,675              80,851
                                                                  ----------------    ----------------

     Net cash provided by (used in) operating activities                (866,607)              8,885
                                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in amounts due to related parties                            165,119                   -
   Acquisitions of fixed assets                                         (116,361)                  -
                                                                  ----------------    ----------------

      Net cash provided by investing activities                           48,758                   -
                                                                  ----------------    ----------------








                 The accompanying notes are an integral part of
                     the consolidated financial statements.



                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                        2002                2001
                                                                  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and stock subscriptions  $      547,100      $            -
    Net proceeds from issuance of notes payable - bank                    (9,930)                  -
    Net proceeds from issuance of notes payable - other                  133,200                   -
    Net proceeds from officers                                           (48,150)                  -
    Net proceeds from issuance of notes payable                          195,200                   -
                                                                  ----------------    ----------------
       Net cash provided by financing activities                         817,420                   -
                                                                  ----------------    ----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                               (429)              8,885

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                     10,105               1,220
                                                                  ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $        9,676      $       10,105
                                                                  ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                              $       18,871      $            -
                                                                  ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting services                                        $      831,600      $            -
                                                                  ================    ================
       Organization costs                                         $    4,875,000      $            -
                                                                  ================    ================
       Acquisition of Solution Technologies                       $    3,177,556      $            -
                                                                  ================    ================
       Conversion of debt                                         $       62,000      $            -
                                                                  ================    ================
       Compensation                                               $      109,300      $            -
                                                                  ================    ================
       Settlement of legal proceeding                             $      172,583      $            -
                                                                  ================    ================
       Warrants issued for consulting services                    $       62,500      $            -
                                                                  ================    ================
   Impairment of goodwill                                         $    3,177,556      $            -
                                                                  ================    ================
   Forgiveness of debt for note payable - other                   $      117,000      $            -
                                                                  ================    ================



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          On January 12, 2002, International Mercantile Corporation acquired Solutions Technology, Inc. ("STI"), formerly known as Clickese.com ("Clickese") for 20,511,365 shares of the Class A common stock, and the former owners of STI acquired the 1,142,858 shares of the Class B common stock for $1. Upon this acquisition, STI became a wholly owned subsidiary of International Mercantile Corporation. STI designs, develops and manufactures biometrical time clocks for tracking employees' time and attendance.

          On February 14, 2002, International Mercantile Corporation changed its name to T & G2 (the "Company"). In addition, the Company changed its domicile to Nevada, which brought about a reverse 8 to 1 stock split, and a change in the par value of the stock to $0.001.

          In addition to STI being a wholly owned subsidiary, the Company acquired Zingo Sales Ltd. ("Zingo") in March 2002 in a 2,500,000 share Class A common stock acquisition. Zingo's mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product is a fixed based bingo unit, for which sales have been generated late in 2002. The software developed for this product is just as advanced if not more advanced than any product in the market at this time.

          In November 2002, the Company issued a board resolution authorizing an increase to the authorized capital to 100,000,000 Class A common shares and the Class B common shares to remain at the 2,000,000 share level. In February 2003, the Company issued another board resolution authorizing a further increase in its authorized capital. Under this resolution, the Company increased its Class A common shares and Class B common shares to 250,000,000 shares and 5,000,000 shares authorized, respectively. With this change, the Company issued a board resolution to cancel the 1,142,858 Class B common shares, and issue to its officers 2,500,000 Class B common shares each (5,000,000 total).

          On April 25, 2001, Secure Time, Inc. merged into Clickese.com at which time the resulting company changed its name to STI. The transaction was valued at $1 per share for 10,500,000 shares.

          International Mercantile Corporation was originally incorporated in the State of Missouri, on March 10, 1971. Their business purpose included among other things, maintaining an Internet based personal computer manufacturing business selling build-to-order systems throughout the United States to value added retailers and other marketers of micro-computer systems. The Company has terminated all of these business activities.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Revenue and Cost Recognition
          ----------------------------

          Commencing in 2002, the Company started generating revenues. The Company currently records its revenue on the accrual basis, whereby revenue is recognized upon the sales orders being placed.

          Cost is recorded on the accrual basis, when the purchase orders are placed, and operating costs are incurred rather than paid for.

          Cash and Cash Equivalents
          -------------------------

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

          The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          Income Taxes
          ------------

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

          Advertising
          -----------

          Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $404,202 and $0 for the years ended December 31, 2002 and 2001, respectively.

          Earnings (Loss) Per Share of Common Stock
          -----------------------------------------

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                 December 31,     December 31,
                                                     2002             2001
                                                     ----             ----

          Net Loss                               ($10,308,282)       ($71,966)
                                                --------------   --------------

          Weighted-average common shares
            outstanding (Basic)                    12,478,414       10,470,467

          Weighted-average common stock
            equivalents:
                Stock options                               -                -
                Warrants                                    -                -

          Weighted-average common shares
            outstanding (Diluted)                  12,478,414       10,470,467

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          Earnings (Loss) Per Share of Common Stock (Continued)
          -----------------------------------------

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the years ended December 31, 2002 and 2001, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

          Stock-Based Compensation
          ------------------------

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

          Reclassifications
          -----------------

          Certain amounts for the year ended December 31, 2001 have been reclassified to conform to the presentation of the December 31, 2002 amounts. The reclassifications have no effect on net income for the year ended December 31, 2001.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

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

          Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its consolidated financial statements.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows.

          On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The Emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the Company's consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not currently affect the Company's consolidated financial statements.

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

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhanced disclosure requirements of SFAS 148.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          Included in accounts receivable at December 31, 2002, is $14,000 that is due from a company under a licensing agreement. Management of the Company has not reserved any allowance against this receivable that it deems to be fully collectible.

NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at December 31, 2002 and 2001:

                                                  2002             2001
                                                  ----             ----
          Office equipment                    $  4,475         $      -
          Furniture and fixtures                 2,646                -
          Equipment - Zingo Sales               79,732                -
          Time clock equipment                  38,068                -
          Time clock software                   54,144                -
                                              ---------        ---------
                                               179,065                -
            Accumulated Depreciation           (36,180)          (    -)
                                              ---------        ---------

                             Total            $142,885         $      -
                                              =========        =========

          Depreciation expense was $19,651 and $0 for the years ended December 31, 2002 and 2001. A portion of these fixed assets were acquired when the Company was acquired by International Mercantile Corporation.

NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at December 31, 2002 and 2001 was $32,705 and $0, respectively. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the years ended December 31, 2002 and 2001 was $2,244 and $0, respectively.

NOTE 6 -  NOTES PAYABLE - OTHER
          ---------------------

          The Company pursuant to a note agreement dated May 28, 2002 with Protech Trading Inc. has a note payable in the amount of $68,800, due May 30, 2003. Interest on this note is payable quarterly, at one percent per quarter, four percent annually. In addition to receiving the funds from Protech, the Company issued them 200,000 shares of common stock for consulting in accordance with the agreement. There have been no payments made on this note as of December 31, 2002, and the interest expense for the year ended December 31, 2002 on this note was $1,625.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 6 -  NOTES PAYABLE - OTHER (CONTINUED)
          ---------------------

          The Company had a note payable in the amount of $167,000 due to Largo Holdings. During the year ended December 31, 2002, $50,000 plus $12,000 in interest expense was converted to 100,000 shares of the Company's Class A Common Stock. The remaining amount ($117,000) was subsequently discharged by the lender in October 2002. Therefore, the Company has reflected a forgiveness of debt on its consolidated statements of operations.

NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to related parties at December 31, 2002 and 2001 were $433,200 and $0, respectively, and consist of the following:

          A note payable to an officer totaling $335,000 and $0, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2002, the Company has approximately $11,167 in accrued interest to this officer.

          A note payable to a company through common ownership in the amount of $98,200 and $0, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2002, the Company has approximately $14,000 in accrued interest to this company.

          Prior to the acquisition by International Mercantile Corporation, STI relied upon funds from related parties to fund operations.

NOTE 8 -  ACQUISITIONS
          ------------

          On January 12, 2002, the Company acquired STI as a wholly owned subsidiary for 20,511,365 shares of common stock. At the time of the acquisition, STI's book value of their net assets was approximately $0. The acquisition of the 20,511,365 shares were valued at the Company's fair value at the time of the issuance which approximated $.15 per share, $3,177,556. In accordance with FASB 142, the Company impaired the goodwill for that amount.

          In March, 2002, Zingo was acquired as a wholly owned subsidiary by the Company for 2,500,000 shares of common stock. Zingo Sales, Ltd., a relatively new company had very little activity and also had a net book value of approximately $0. The shares issued were valued at $1.95, the fair value of the stock at the time of issuance. The $4,875,000, was recorded as goodwill and subsequently impaired to $0. The impairment is included in the consolidated statements of operations for the year ended December 31, 2002.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          As of December 31, 2002 and 2001, there were 100,000,000 and 31,000,000 authorized shares, and 78,928,744 and 6,759,564 issued and outstanding shares of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000.

          As of December 31, 2002 and 2001, there were 2,000,000 authorized shares, and 1,142,858 issued and outstanding shares of the Company's common stock B with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

          As of December 31, 2002 and 2001, there were 0 and 5,000,000 authorized shares, respectively, and 0 and 89,286 issued and outstanding shares of the Company's preferred stock with a par value of $1.00. The 89,286 shares of preferred stock issued during the year were cancelled during 2002, and with that cancellation the Company authorized the cancellation of this class of stock. In April, 2003, the Company passed a board resolution to re-instate the preferred class of stock. Preferred stock in April 2003 is anticipated to be issued in connection with the amended collateral agreement with Mercatus (See Note 13), upon the cancellation of the Class A common shares currently being held by Mercatus under the collateral agreement.

          The shares of common stock issued for the years ended December 31, 2002 and 2001 relate to the following:

          There were 20,511,365 shares of common stock issued for the acquisition of STI at a value of $.15 per share ($3,177,556) on January 14, 2002.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

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

          There were 200,000 shares of stock issued that were converted for stock warrants previously purchased at $.75 per share for $150,000 cash. The fair value of the stock at the time of conversion was $.92 per share. The differential from exercise price to fair value was charged to consulting expense in the quarter ended September 30, 2002.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          The Company issued 908,333 shares of stock in the quarter ended September 30, 2002 in settlement of a lawsuit at a fair value of $.19 per share ($172,583).

          The Company issued 100,000 shares of stock in the quarter ended September 30, 2002 for promotional services at a fair value of $.36 per share ($36,000).

          The Company issued 225,000 shares of stock in the quarter ended December 31, 2002, for consulting services at a fair value of $.23 per share ($51,750).

          The Company issued 70,000 shares of stock in the quarter ended December 31, 2002, for legal services at a fair value of $.20 per share ($14,000).

          The Company issued 115,000 shares of stock in the quarter ended December 31, 2002, for consulting services at a fair value of $.13 per share ($14,950).

          The Company issued 215,000 shares of stock in the quarter ended December 31, 2002, for consulting services at a fair value of $.13 per share ($27,950).

          The Company issued 190,000 shares of stock in the quarter ended December 31, 2002, for compensation at a fair value of $.17 per share ($32,300).

          The Company issued 250,000 shares of stock in the quarter ended December 31, 2002, for consulting services at a fair value of $.14 per share ($35,000).

          The Company issued 1,900,000 shares of stock in the quarter ended December 31, 2002, for cash at a fair value of $.13 per share ($203,100). $43,900 is still outstanding on this issuance and is reflected in subscriptions receivable.

          The Company issued 66,666,667 shares of stock in the quarter ended December 31, 2002, as collateral for a note payable with a bank at a fair value of $.13 per share ($8,666,667). These shares have been issued and are being held in escrow, and will only be delivered to the lender upon a default on the note (See Note 13). In April 2003, the Company entered into an amended collateral agreement whereby these Class A common shares were cancelled and replaced by preferred stock of the Company.

          The Company had no stock transactions in 2001.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Stock Options
          -------------

          As of January 1, 2000, STI adopted a stock option plan under which 20,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of STI. The options were to be exercised at not less than 85% of the fair market value of the shares on the date of grant. The options were to expire after 10 years from the date of grant. The options were to be exercisable immediately when granted and are were subject to restrictions on transfer, repurchase and right of first refusal. When in 2002, STI was acquired by the Company, these options were cancelled and replaced with identical options of the Company.

          The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the granting of options in the years ended December 31, 2002 and 2001.


                                                               Weighted Average
                                                Options         Exercise Price
                                           -----------------   ----------------
INTERNATIONAL MERCANTILE CORP.
Options outstanding at December 31, 2000           0           $          .00
Granted during the year                            0                      .00
Surrendered, forfeited or expired                  0                      .00
Exercised                                          0                      .00
                                           -----------------   ----------------

Options outstanding at December 31, 2001           0                      .00

T & G2 (STI)
Options outstanding at December 31, 2001        1,200,000                 .25
Granted during the year                        10,200,000                 .25
Surrendered, forfeited or expired                  0                        -
Exercised                                      (2,000,000)                .25

                                           -----------------   ----------------

Options outstanding at December 31, 2002        9,400,000      $          .25
                                           =================   ================

          Exercisable options outstanding, and the related weighted average exercise price at December 31, 2002 and 2001 were 9,400,000 and 0, and $0.25 and $0, respectively.

          The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2002 and 2001.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Stock Options (Continued)
          -------------

                                                       2002                2001
                                                 ----------------    ----------------
     Outstanding options:
       Number outstanding                             9,400,000                   0
       Weighted average exercise price           $          .25      $            0
       Weighted average remaining
           contractual life in years                       7.50                   0


     Exercisable options:
       Number outstanding                             9,400,000                   0
       Weighted average exercise price           $          .25      $            0

          If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

                                                       2002                2001
                                                 ----------------    ----------------

     As reported net loss from continuing
     operations:                                 $  (10,308,282)     $      (71,966)

     Add: Stock-based compensation expense
     included in reported net loss from
     continuing operations, net of related tax
     effects                                     $            0      $            0

     Deduct: Total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                     $   (1,692,000)     $            0

     Pro forma loss from continuing operations
                                                 $  (12,000,282)     $      (71,966)
     Basic and diluted loss per share from
     continuing operations:

     As reported                                 $        (.826)     $        (.007)
     Pro forma                                   $        (.962)     $        (.007)

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Stock Options (Continued)
          -------------

          The fair value of each option granted during the year ended December 31, 2002 and 2001, was $0.18 and $0.00, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:



                                                2002                2001
                                          ----------------    ----------------

   Risk-free interest rate                      4.00%                0%
   Expected life in years                       7.50                 0
   Expected volatility                           100%                0
   Expected dividend yield                         0%                0%


NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2002 and 2001. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in STI and Zingo over the last six months (See Note 13).

          The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - COMMITTENTS
          -----------

          The Company's Zingo products have received clearance in certain jurisdictions within the State of California as a Class 2 gaming device. With this clearance, the Company is anticipating the placement of 50 Bingo units to a race track in southern California. This is anticipated to take place within the next 30 days.

          The Company also received an order for 12 units in Sacramento, California with installation to occur April 23, 2003.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 11 - COMMITTENTS (CONTINUED)
          -----------

          In November, the Company installed its Securetime system in a restaurant at a major Las Vegas, Nevada casino. The Company has also received an order for the Securetime system from a Native American business in Oklahoma and the installation was completed in late November. Both of these installations signed contracts for continuing and ongoing services in March 2003.

NOTE 12 - LITIGATION
          ----------

          An action commenced on or about March 28, 2002 in the Supreme Court of the State of New York. In that action, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. . An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff, as of April 4, 2003, has failed to respond to the Company's discovery demands. A Court compliance conference is scheduled for April 8, 2003. It is anticipated that, at that time the Court will direct the Plaintiff to comply with all outstanding discovery. Management is of the belief that all allegations involved in this action will be dismissed. No liability is recorded for this action as of December 31, 2002.

NOTE 13 - SUBSEQUENT EVENTS
          -----------------

          In January 2003 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK Corporation ("Mercatus"), pursuant to which Mercatus has agreed to provide the Company with loans in the amount of $2,000,000.

          Loans under the Loan Agreement are evidenced by a promissory note payable to Mercatus and are secured by the 66,666,667 shares of Class A Common Stock of the Company (See Note 9). The interest rate on the loans are 5.5%.

          Except as otherwise provided in the Loan Agreement, the stock shall be held as collateral by Mercatus at all times there remains principal or interest owing to Mercatus under the promissory note. Other than as specifically set forth in the Loan Agreement, the stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In an event of a default under the Loan Agreement, however, Mercatus may thereafter, sell, assign, hypothecate, or otherwise dispose of the stock. Any proceeds received by Mercatus in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to the Company.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)
          -----------------

          In the event of a default by the Company, the Company has further agreed to take all reasonable steps to register the stock for resale by Mercatus. A default by the Company under the Loan Agreement can be expected to have a materially adverse effect on the price of the Company's common stock.

          The initial term of the loan is 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the stock will be returned to the Company for cancellation. During the term of the loan, Mercatus will provide a voting proxy with respect to the stock to a person designated by the Company. In the event of a default however, the proxy shall be deemed null and void.

          In connection with the Loan Agreement, in December 2002, the Company, delivered the 66,666,667 shares of the Class A Common Stock to Mercatus. The Company expects delivery of the funds by April 15, 2003. In April 2003, the Company executed an amended collateral agreement whereby the 66,666,667 Class A common shares were cancelled and replaced by preferred stock of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL MERCANTILE CORPORATION


By: /s/ C. James Farinella
    --------------------------
    C. James Farinella
    Chief Exec. Officer
    President, Director


Date: April 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of T & G2 (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Farinella, President/CEO of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed the Report;

     (2) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (3) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     (4) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (5) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

     (6)  I and the other certifying officers of the Company:

          a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

          b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

          c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

          d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     (1) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (2) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ James M. Farinella
----------------------------------
James M. Farinella, President/CEO
April 14, 2003