Form 10QSB
period 2003-03-31
T & G2
filed 2003-05-20
CIK 51387

10QSB
                                      -----

                       Securities and Exchange Commission
                                Washington, D.C.

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________


                                    000-07693
                                    ---------
                            (Commission file number)


                                  T & G 2, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                               13-4096315
            ------                                               ----------
 (State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                           Identification No.)


      65 La Grande Avenue
        Berkeley Heights                                         07922-1466
      -------------------                                        ----------
(Address of principal executive offices)                         (Zip Code)


                                  (908)508-9008
                                  -------------
                           (Issuer's telephone number)

                   International Mercantile Corporation, Inc.
                   ------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 118,555,744 shares of Common Stock, $0.001 par value, as of May 15, 2003; 5,000,000 Class B $0.001 par value as of May 15, 2003.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements
------------------------------










                                  T & G2, INC.
                                AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002     F-3

Statements of Operations for the Three Months Ended
     March 31, 2003 and 2002 (Unaudited)                                  F-4

Statements of Cash Flows for the Three Months Ended
     March 31, 2003 and 2002 (Unaudited)                                  F-5

Notes to Condensed Consolidated Financial Statements                      F-7

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                     ASSETS
                                     ------

                                                                             (UNAUDITED)
                                                                              MARCH 31,          DECEMBER 31,
                                                                                 2003                2002
                                                                           ----------------    ----------------

Current Assets:
  Cash and cash equivalents                                                $          419      $        9,676
  Accounts receivable, net                                                         17,000              16,850
  Prepaid expenses and other current assets                                             -                 453
                                                                           ----------------    ----------------

    Total Current Assets                                                           17,419              26,979
                                                                           ----------------    ----------------

  Fixed assets, net of depreciation                                               140,459             142,885
   Deposits                                                                         2,070               2,070
                                                                           ----------------    ----------------

TOTAL ASSETS                                                               $      159,948      $      171,934
                                                                           ================    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                                      $       30,867      $       32,705
  Note payable - other                                                             78,200              78,200
  Accounts payable and accrued expenses                                           236,195             144,296
  Due to officers                                                                  18,345               5,920
  Due to related parties                                                          489,695             433,200
                                                                           ----------------    ----------------

      Total Current Liabilities                                                   853,302             694,321
                                                                           ----------------    ----------------

      Total Liabilities                                                           853,302             694,321
                                                                           ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, Class A, $.001 Par Value; 250,000,000 and
     100,000,000 shares authorized, 78,928,744 and 78,928,744 shares issued and 78,647,344 and 78,928,744 outstanding at March 31, 2003
     and December 31, 2002, respectively                                           78,929              78,929
  Common Stock, Class B, $.001  Par Value; 2,000,000 and 5,000,000
     shares authorized and 5,000,000 and 1,142,858 shares issued and
     outstanding at March 31, 2003 and December 31, 2002, respectively              5,000               1,143
  Treasury Stock, 281,400 shares, at cost                                         (35,800)                  -
  Unearned compensation                                                                 -              (1,310)
  Subscriptions receivable                                                         (2,255)            (46,155)
  Stock issued as collateral for note payable                                  (8,666,667)         (8,666,667)
  Warrants                                                                         62,500              62,500
  Additional paid-in capital                                                   22,835,793          22,839,650
  Deficit                                                                     (14,970,854)        (14,790,477)
                                                                           ----------------    ----------------

      Total Stockholders' Equity (Deficit)                                       (693,354)           (522,387)
                                                                           ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $      159,948      $      171,934
                                                                           ================    ================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

                                                         2003                2002
                                                         ----                ----

OPERATING REVENUES
  Revenue                                          $        1,950      $            -

COST OF SALES                                                 781                   -
                                                   ----------------    ----------------

GROSS PROFIT                                                1,169                   -
                                                   ----------------    ----------------

OPERATING EXPENSES
   Professional fees and compensation expenses            101,178             204,595
   Advertising and marketing expenses                       4,930              25,877
   General and administrative expenses                     55,017              59,544
   Depreciation and amortization                           10,036                 995
                                                   ----------------    ----------------
       Total Operating Expenses                           171,161             291,011
                                                   ----------------    ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                       (169,992)           (291,011)

OTHER INCOME (EXPENSE)
   Legal settlement                                             -                   -
   Impairment of goodwill                                       -          (3,177,556)
   Organization costs                                           -          (4,875,000)
   Interest expense, net                                  (10,385)            (10,090)
                                                   ----------------    ----------------
       Total Other Income (Expense)                       (10,385)         (8,062,646)
                                                   ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               (180,377)         (8,353,657)

Provision for Income Taxes                                      -                   -
                                                   ----------------    ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $     (180,377)     $   (8,353,657)
                                                   ================    ================

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.00229)     $     (1.87142)
                                                   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 78,647,344           4,463,815
                                                   ================    ================








               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)



                                                                                2003                2002
                                                                                ----                ----

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                               $     (180,377)     $   (8,353,657)
                                                                          ----------------    ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation                                                                 10,036                 995
     Amortization of unearned compensation                                         1,310               9,750
     Impairment of goodwill                                                            -           3,177,556
     Common stock issued for organizaton                                               -           4,875,000
     Common stock issued for consulting services                                       -              38,000
      Net cash provided by acquisition of Solution Technologies                        -             128,681

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                     (150)              7,000
     (Increase) decrease in prepaid expenses and other current assets                453                (252)
     Increase in accounts payable and
       and accrued expenses                                                       91,899             (74,195)
                                                                          ----------------    ----------------
     Total adjustments                                                           103,548           8,162,535
                                                                          ================    ================

     Net cash provided by (used in) operating activities                         (76,829)           (191,122)
                                                                          ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in amounts due to related parties                                     56,495             116,964
   Acquisitions of fixed assets                                                   (7,610)            (44,310)
                                                                          ----------------    ----------------

      Net cash provided by investing activities                                   48,885              72,654
                                                                          ----------------    ----------------












               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)



                                                                                2003                2002
                                                                                ----                ----

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and stock subscriptions          $       43,900      $            -
    Payments for treasury stock                                                  (35,800)                  -
    Net proceeds from issuance of notes payable - bank                            (1,838)             38,474
    Net proceeds from officers                                                    12,425              72,690
                                                                          ----------------    ----------------
       Net cash provided by financing activities                                  18,687             111,164
                                                                          ----------------    ----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                     (9,257)             (7,304)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                              9,676               7,525
                                                                          ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $          419      $          221
                                                                          ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                      $       18,871      $       10,090
                                                                          ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting services                                                $            -      $       38,000
                                                                          ================    ================
       Organization costs                                                 $            -      $    4,875,000
                                                                          ================    ================
   Impairment of goodwill                                                 $            -      $    3,177,556
                                                                          ================    ================











               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


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

          In November 2002, the Company issued a board resolution authorizing an increase to the authorized capital to 100,000,000 Class A common shares and the Class B common shares to remain at the 2,000,000 share level. In February 2003, the Company issued another board resolution authorizing a further increase in its authorized capital. Under this resolution, the Company increased its Class A common shares and Class B common shares to 250,000,000 shares and 5,000,000 shares authorized, respectively. With this change, the Company issued a board resolution to cancel the 1,142,858 Class B common shares, and issue to its officers 2,500,000 Class B common shares each (5,000,000 total) at par value.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


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

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


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

          Advertising
          -----------

          Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $4,930 and $0 for the three months ended March 31, 2003 and 2002, respectively.

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                      March 31,       March 31,
                                                        2003          2002
                                                        ----            ----

          Net Loss                                   ($180,377)     ($8,353,657)
                                                      ---------      -----------

          Weighted-average common shares
            outstanding (Basic)                     78,647,344        4,463,815

          Weighted-average common stock
            equivalents:
                Stock options                              -                -
                Warrants                                   -                -

          Weighted-average common shares
              outstanding (Diluted)                 78,647,344        4,463,815

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


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

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the three months ended March 31, 2003 and 2002, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

          Reclassifications
          -----------------

          Certain amounts for the three months ended March 31, 2002 have been reclassified to conform to the presentation of the March 31, 2003 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2002.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


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

          Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its condensed consolidated financial statements.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on the Company's condensed consolidated results of operations, financial position and cash flows.

          On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The Emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the Company's condensed consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not currently affect the Company's condensed consolidated financial statements.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          Included in accounts receivable at March 31, 2003, is $14,000 that is due from a company under a licensing agreement. Management of the Company has not reserved any allowance against this receivable that it deems to be fully collectible.


NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at March 31, 2003:


          Office equipment                                  $   4,475
          Furniture and fixtures                                9,594
          Equipment - Zingo Sales                              79,732
          Time clock equipment                                 38,730
          Time clock software                                  54,144
                                                               ------
                                                              186,675
            Accumulated Depreciation                          (46,216)
                                                            ----------

                               Total                         $ 140,459
                                                            ==========

          Depreciation expense was $10,036 and $995 for the three months ended March 31, 2003 and 2002. A portion of these fixed assets were acquired when the Company was acquired by International Mercantile Corporation.


NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at March 31, 2003 was $30,867. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the three months ended March 31, 2003 and 2002 was $531 and $385, respectively.


NOTE 6 -  NOTES PAYABLE - OTHER
          ---------------------

          The Company pursuant to a note agreement dated May 28, 2002 with Protech Trading Inc. has a note payable in the amount of $68,800, due May 30, 2003. Interest on this note is payable quarterly, at one percent per quarter, four percent annually. In addition to receiving the funds from Protech, the Company issued them 200,000 shares of common stock for consulting in accordance with the agreement. In April 2003, the agreement was cancelled and the shares were returned and subsequently cancelled.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


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


NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to related parties at March 31, 2003 were $489,695 and consists of the following:

          A note payable to an officer totaling $335,000 at 10% interest, payable monthly, due on demand. At March 31, 2003, the Company has approximately $18,492 in accrued interest to this officer.

          Note payables to a company through common ownership in the amount of $154,695, at 10% interest, payable monthly, due on demand. At March 31, 2002, the Company has approximately $19,000 in accrued interest to this company.

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

          In March, 2002, Zingo was acquired as a wholly owned subsidiary by the Company for 2,500,000 shares of common stock. Zingo Sales, Ltd., a relatively new company had very little activity and also had a net book value of approximately $0. The shares issued were valued at $1.95, the fair value of the stock at the time of issuance. The $4,875,000, was recorded as goodwill and subsequently impaired to $0. The impairment is included in the condensed consolidated statements of operations for the three months ended March 31, 2002.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          As of March 31, 2003, there were 250,000,000 authorized shares, and 78,928,744 issued and 78,647,344 outstanding shares of the Company's common stock A with a par value of $.001.

          As of March 31, 2003, there were 5,000,000 authorized shares, and 5,000,000 issued and outstanding shares of the Company's common stock B with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

          As of March 31, 2003, there were 0 authorized shares and 0 issued and outstanding shares of the Company's preferred stock with a par value of $1.00. The 89,286 shares of preferred stock issued during 2002 were cancelled during 2002, and with that cancellation the Company authorized the cancellation of this class of stock. In April, 2003, the Company passed a board resolution to re-instate the preferred class of stock. Preferred stock in April 2003 is anticipated to be issued in connection with the amended collateral agreement with Mercatus (See Note 13), upon the cancellation of the Class A common shares currently being held by Mercatus under the collateral agreement.

          There were no issuance of the Company's common stock A for the three months ended March 31, 2003. The following shares of common stock Class A were issued for the year ended December 31, 2002:

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          In January 2003, the Company instituted a buy back program of its own stock. For the quarter ended March 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $35,800 at March 31, 2003 represents the cost value of the treasury shares acquired by the Company.


NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company incurred additional net losses for the three months ended March 31, 2003 and incurred substantial net losses for the year ended December 31, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in STI and Zingo over the last six months (See Note 13).

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 11 - COMMITMENTS
          -----------

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 12 - LITIGATION
          ----------

          An action commenced on or about March 28, 2002 in the Supreme Court of the State of New York. In that action, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. . An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. Management is of the belief that all allegations involved in this action will be dismissed. No liability is recorded for this action as of March 31, 2003.


NOTE 13 - SUBSEQUENT EVENTS
          -----------------

          In January 2003 the Company entered into a Collateral Loan Agreement (the "Loan Agreement") with Mercatus Partners Limited, a UK Corporation ("Mercatus"), pursuant to which Mercatus has agreed to provide the Company with loans in the amount of $2,000,000.

          Loans under the Loan Agreement were evidenced by a promissory note payable to Mercatus and are secured by the 66,666,667 shares of Class A Common Stock of the Company (See Note 9). The interest rate on the loans was 5.5%.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)
          -----------------

          The initial term of the loan was 5 years, with interest-only payments for the first year of the loan. Upon payment in full of all interest and principal due under the loan, the stock will be returned to the Company for cancellation. During the term of the loan, Mercatus will provide a voting proxy with respect to the stock to a person designated by the Company. In the event of a default however, the proxy shall be deemed null and void.

          In connection with the Loan Agreement, in December 2002, the Company, delivered the 66,666,667 shares of the Class A Common Stock to Mercatus. The Company expects delivery of the funds by April 15, 2003. In April 2003, the Company executed an amended collateral agreement whereby the 66,666,667 Class A common shares were cancelled in May 2003, and replaced by preferred stock of the Company.

          Management's Discussion and Analysis of Financial Conditions
          ------------------------------------------------------------
                            and Results of Operations
                            -------------------------

Introduction
------------

The following discussion and analysis highlights the financial position of T & G2(squared), Inc. (the "Company" or "us") at March 31, 2003 and compared to the first quarter ended March 31, 2002 and plan of operations for the three-month period ended March 31, 2003 and 2002. This discussion and analysis contained in our Quarterly Report on Form-10QSB for the Quarter ended March 31, 2003. Financial information contained within this report is condensed and reviewed. It is important to note that the Company had no operations in the year 2001 and in early 2002 and had a primary goal of finding a new business(s). In the year of 2002 T & G2(formerly known as International Mercantile Corporation) changed its name to the current name the Company goes under(T & G2), effectuated a 1 for 8 reverse split and acquired two companies - Solutions Technology and Zingo Sales, Ltd. The business activities of the Company are now that of the two wholly-owned subsidiaries. Comparisons are provided below but the Company is not yet able to show a year-by-year comparison of business activities. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations in the Company's two wholly-owned subsidiaries.

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


Plan of Operation
-----------------

The Company's management entered into a transaction for funding in the form of a debt financing. Additionally, business combinations with entities with significant cash will also be considered. It now seems to be a forgone conclusion that a sufficient amount of money will be funded for management to execute it's business plan and succeed. However, until this transaction actually does fund, there can be no assurance that a closing will take place. There were two other finacing arrangements that the Company entered into, in the past year, issuing a total of 100,000,000 million shares. Both of these transactions never closed and the Company therefore has cancelled these shares post March 31, 2003. For the following nine-month period from April, 2003 to December, 2003 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, in the second quarter, the Company anticipates to further expand and generate revenues from the sale of their time clocks and computerized bingo systems. The Company's management has had ongoing discussions with investment bankers pertaining to additional financing as a backup or second option in the case that the transaction already entered into by the Company does not close. This would include a stair step-financing plan. This will encompass initial seed capital, a first and second level of private placements, bridge financing, and mezzanine financing. However, there can be no assurance management will be successful in these endeavors.

Liquidity and Capital Resources
-------------------------------

For the three-months ended March 31, 2003, the Company used $180,377 in operating activities compared to $8,353,657 for the three-months ended March 31, 2002. Most noted in this decrease in cash used in operations is attributable to the issuances of stock for the acquisition of Both Solutions Technology, Inc and Zingo Sales, Ltd. for which the Company recorded $3,177,556 as impairment of goodwill and $4,875,000 written off to organizational cost respectively in 2002. While the first quarter of 2003 shows an increase in actual cash used as apposed to the issuance of stock. The Company has continued to borrowed certain amounts from related parties to finance the beginning production costs for its time clocks and computerized bingo systems. The Company has made significant progress with respect to future funding. Funding is expected shortly, which will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. Once the recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2003, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company has realized installations for its bingo equipment and has many pending orders. It now appears that the company has a realistic chance to reach cash flow positive by the end of the second quarter(June 30, 2003) of this year.

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

     None.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None.


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2003.


Item 5.   Other Information
---------------------------

     None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


T & G 2, Inc.


Date: May 20, 2003               By:  /s/ James Farinella
                                      -------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President