Form 10QSB
period 2003-06-30
T & G2
filed 2003-08-19
CIK 51387

10QSB
                                      -----

                       Securities and Exchange Commission
                                Washington, D.C.

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003


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


                                 (908) 508-9008
                                 --------------
                           (Issuer's telephone number)


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements
------------------------------










                                  T & G2, INC.
                                AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------




Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002     F-3

Statements of Operations for the Six and Three Months Ended
   June 30, 2003 and 2002 (Unaudited)                                    F-4

Statements of Cash Flows for the Six Months Ended
   June 30, 2003 and 2002 (Unaudited)                                    F-5

Notes to Condensed Consolidated Financial Statements                     F-7

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                     ASSETS
                                     ------
                                                                                  (UNAUDITED)
                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2003                2002
                                                                                ----------------    ----------------

Current Assets:
  Cash and cash equivalents                                                      $      41,058      $        9,676
  Accounts receivable, net                                                              19,452              16,850
  Prepaid expenses and other current assets                                              6,161                 453
                                                                                ----------------    ----------------

    Total Current Assets                                                                66,671              26,979
                                                                                ----------------    ----------------

  Fixed assets, net of depreciation                                                    148,031             142,885
   Deposits                                                                              2,070               2,070
                                                                                ----------------    ----------------

TOTAL ASSETS                                                                    $      216,772      $      171,934
                                                                                ================    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                                           $       30,166      $       32,705
  Note payable - other                                                                  78,200              78,200
  Accounts payable and accrued expenses                                                234,178             144,296
  Due to related parties                                                               367,623             439,120
                                                                                ----------------    ----------------

      Total Current Liabilities                                                        710,167             694,321
                                                                                ----------------    ----------------

      Total Liabilities                                                                710,167             694,321
                                                                                ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Class A, $.001 Par Value; 5,000,000 and
     0 shares authorized, 0 and 0 shares issued and outstanding                              -                   -
  Preferred Stock, Class B, $.001 Par Value; 5,000,000 and
     0 shares authorized, 282,703 and 0 shares issued and outstanding                      283                   -
  Common Stock, Class A, $.001 Par Value; 250,000,000 and
     100,000,000 shares authorized, 56,774,077 and 78,928,744 shares issued and 56,492,677 and 78,928,744 outstanding at June 30, 2003
     and December 31, 2002, respectively                                                56,774              78,929
  Common Stock, Class B, $.001  Par Value; 5,000,000 and 2,000,000
     shares authorized and 5,000,000 and 1,142,858 shares issued and
      outstanding at June 30, 2003 and December 31, 2002, respectively                   5,000               1,143
  Treasury Stock, 281,400 shares, at cost                                              (35,800)                  -
  Unearned compensation                                                                      -              (1,310)
  Subscriptions receivable                                                            (174,255)            (46,155)
  Stock issued as collateral for note payable                                       (2,247,000)         (8,666,667)
  Warrants                                                                              62,500              62,500
  Additional paid-in capital                                                        17,509,041          22,839,650
  Deficit                                                                          (15,669,938)        (14,790,477)
                                                                                ----------------    ----------------

      Total Stockholders' Equity (Deficit)                                            (493,395)           (522,387)
                                                                                ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $      216,772      $      171,934
                                                                                ================    ================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

                                                             SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                         2003                2002                2003                2002
                                                   ----------------    ----------------    ----------------    ----------------

OPERATING REVENUES
  Revenue                                          $       11,883      $            -      $        9,933      $            -

COST OF SALES                                               6,309                   -               5,528                   -
                                                   ----------------    ----------------    ----------------    ----------------

GROSS PROFIT                                                5,574                   -               4,405                   -
                                                   ----------------    ----------------    ----------------    ----------------

OPERATING EXPENSES
   Professional fees and compensation expenses            586,061             597,280             484,883             392,685
   Advertising and marketing expenses                     117,772             166,175             112,842             140,298
   General and administrative expenses                    122,137             144,012              67,120              84,468
   Depreciation and amortization                           37,341               2,267              27,305               1,272
                                                   ----------------    ----------------    ----------------    ----------------
       Total Operating Expenses                           863,311             909,734             692,150             618,723
                                                   ----------------    ----------------    ----------------    ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                       (857,737)           (909,734)           (687,745)           (618,723)

OTHER INCOME (EXPENSE)
   Impairment of goodwill                                       -          (3,177,556)                  -                   -
   Organization costs                                           -          (4,875,000)                  -                   -
   Interest expense, net                                  (20,632)            (27,571)            (10,247)            (17,481)
                                                   ----------------    ----------------    ----------------    ----------------
       Total Other Income (Expense)                       (20,632)         (8,080,127)            (10,247)            (17,481)
                                                   ----------------    ----------------    ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               (878,369)         (8,989,861)           (697,992)           (636,204)

Provision for Income Taxes                                 (1,092)                  -              (1,092)                  -
                                                   ----------------    ----------------    ----------------    ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $     (879,461)     $   (8,989,861)     $     (699,084)     $     (636,204)
                                                   ================    ================    ================    ================

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.01093)     $     (1.54654)     $     (0.01696)     $     (0.08883)
                                                   ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 80,476,540           5,812,896          41,230,203           7,161,977
                                                   ================    ================    ================    ================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)



                                                                          2003                2002
                                                                    ----------------    ----------------

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                         $     (879,461)     $   (8,989,861)
                                                                    ----------------    ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation                                                           37,341               2,267
     Amortization of unearned compensation                                   1,310              19,500
     Impairment of goodwill                                                      -           3,177,556
     Common stock issued for organizaton                                         -           4,875,000
     Common stock issued for consulting and compensation                   374,143             310,850
      Net cash provided by acquisition of Solution Technologies                  -             128,681

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                             (2,602)             10,500
     (Increase) in prepaid expenses and other current assets                (5,708)             (6,088)
     Increase in accounts payable and
       and accrued expenses                                                135,082              99,779
                                                                    ----------------    ----------------
     Total adjustments                                                     539,566           8,618,045
                                                                    ================    ================

     Net cash (used in) operating activities                              (339,895)           (371,816)
                                                                    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in amounts due to related parties                              (71,497)            107,271
   Acquisitions of fixed assets                                            (42,487)            (49,427)
                                                                    ----------------    ----------------

      Net cash provided by (used in) investing activities                 (113,984)             57,844
                                                                    ----------------    ----------------









               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)



                                                                          2003                2002
                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and stock subscriptions    $      523,600      $      135,000
    Payments for treasury stock                                            (35,800)                  -
    Net proceeds from issuance of notes payable - bank                      (2,539)             36,935
    Net proceeds from notes payable - other                                      -             185,800
                                                                    ----------------    ----------------
       Net cash provided by financing activities                           485,261             357,735
                                                                    ----------------    ----------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   31,382              43,763

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                        9,676               7,525
                                                                    ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $       41,058      $       51,288
                                                                    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                $        1,317      $       15,571
                                                                    ================    ================
    Taxes                                                           $        1,092      $            -
                                                                    ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting services                                          $      374,143      $      310,850
                                                                    ================    ================
       Organization costs                                           $            -      $    4,875,000
                                                                    ================    ================
       Acquisition of Solution Technologies                         $            -      $    3,177,556
                                                                    ================    ================
       Conversion of debt                                           $       45,200      $       62,000
                                                                    ================    ================
       Collateral for note payable                                  $    2,247,000      $            -
                                                                    ================    ================
   Impairment of goodwill                                           $            -      $    3,177,556
                                                                    ================    ================

  Cancellation of stock for collateral for note payable             $    8,666,667      $            -
                                                                    ================    ================




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Income Taxes
          ------------

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

          Advertising
          -----------

          Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $117,772 and $166,175 for the six months ended June 30, 2003 and 2002, respectively.

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

          The following is a reconciliation of the computation for basic and diluted EPS:


                                                            June 30,       June 30,
                                                             2003            2002
                                                             ----           ----

          Net Loss                                        ($879,461)     ($8,989,861)
                                                           ---------      -----------

          Weighted-average common shares
            outstanding (Basic)                          80,476,540        5,812,896

          Weighted-average common stock equivalents:
                Stock options                                -                  -
                Warrants                                     -                  -

          Weighted-average common shares
              outstanding (Diluted)                      80,476,540        5,812,896

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

          Earnings (Loss) Per Share of Common Stock (Continued)
          -----------------------------------------

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended June 30, 2003 and 2002, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

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

          Reclassifications
          -----------------

          Certain amounts for the six months ended June 30, 2002 have been reclassified to conform to the presentation of the June 30, 2003 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2002.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          Included in accounts receivable at June 30, 2003, is $14,000 that is due from a company under a licensing agreement. Management of the Company has not reserved any allowance against this receivable that it deems to be fully collectible.

NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at June 30, 2003:

          Office equipment                           $  10,382
          Furniture and fixtures                         2,646
          Equipment - Zingo Sales                      115,650
          Time clock equipment                          38,730
          Time clock software                           54,144
                                                     ----------
                                                       221,552
                                                       (73,521)
                                                     ----------
                                         Total       $ 148,031
                                                     ==========

          Depreciation expense was $37,341 and $2,267 for the six months ended June 30, 2003 and 2002. A portion of these fixed assets were acquired when the Company was acquired by International Mercantile Corporation.

NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at June 30, 2003 was $30,166. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the six months ended June 30, 2003 and 2002 was $1,069 and $1,485, respectively.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 6 -  NOTES PAYABLE - OTHER (CONTINUED)
          ---------------------------------

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

NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to related parties at June 30, 2003 were $367,623 and consists of the following:

          A note payable to an officer totaling $244,490 at 10% interest, payable monthly, due on demand. At June 30, 2003, the Company has approximately $23,172 in accrued interest to this officer. There is also another amount outstanding to an officer in the amount of $4,933. Accrued interest through June 30, 2003 on this amount is $3,344.

          Note payables to a company through common ownership in the amount of $109,000, at 10% interest, payable monthly, due on demand. At June 30, 2003, the Company has approximately $5,717 in accrued interest to this company.

          The Company has $9,200 outstanding to another entity related through common ownership. At June 30, 2003, the Company has approximately $76 in accrued interest to this company.

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

          In March, 2002, Zingo was acquired as a wholly owned subsidiary by the Company for 2,500,000 shares of common stock. Zingo Sales, Ltd., a relatively new company had very little activity and also had a net book value of approximately $0. The shares issued were valued at $1.95, the fair value of the stock at the time of issuance. The $4,875,000, was recorded as goodwill and subsequently impaired to $0. The impairment is included in the condensed consolidated statements of operations for the six months ended June 30, 2002.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          Preferred Stock
          ---------------

          The 89,286 shares of the prior Class A Preferred Stock, par value $1.00, that were issued during 2002 were cancelled during 2002, and with that cancellation the Company authorized the cancellation of this class of stock. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001. At June 30, 2003, there are 5,000,000 shares authorized and 0 shares issued and outstanding.

          Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of June 30, 2003, the Company has 282,703 shares issued and outstanding. These shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement the Company is currently negotiating. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement.

          Common Stock
          ------------

          As of June 30, 2003, there were 250,000,000 authorized shares, and 56,774,077 issued and 56,492,677 outstanding shares of the Company's common stock A with a par value of $.001.

          As of June 30, 2003, there were 5,000,000 authorized shares, and 5,000,000 issued and outstanding shares of the Company's common stock B with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

          The following shares of common stock Class A were issued for the six months ended June 30, 2003:

          There were 3,362,000 shares of stock issued in the quarter ended June 30, 2003 for consulting services (including legal fees) at a fair value of $374,143 ($.111 per share).

          There were 8,250,000 shares of stock issued in the quarter ended June 30, 2003 for cash at a fair value of $479,700 ($.079 per share). In addition, the Company has a subscription receivable of $172,000 relating to these shares. The Company also, in the quarter ended March 31, 2003 received $43,900 relating to shares issued in 2002.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Common Stock (Continued)
          ------------------------

          There were 800,000 shares of stock issued in the quarter ended June 30, 2003 for accrued compensation to the officers of the Company at a fair value of $45,200 ($.0565 per share).

          There were 32,100,000 shares of stock issued in the quarter ended June 30, 2003 as collateral for a note payable agreement that the Company had anticipated entering into. These shares had a fair value of $2,247,000 ($.07 per share). The note payable was entered into, and due to a default on or about May/June 2003 by the other party to the transaction in July 2003, the shares were returned and cancelled by the Company.

          There were 66,666,667 shares of stock cancelled in the quarter ended June 30, 2003 that were issued as collateral for a note payable agreement that the Company had entered into with Mercatus Partners, Ltd. These shares had a fair value of $8,666,667 ($.13 per share), and were being held in escrow. In April 2003, the Company amended the loan agreement and these shares were cancelled as a result of the amendment, and the Company issued 282,703 shares of Series B Preferred Stock at par value of $.001.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Common Stock (Continued)
          ------------------------

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Common Stock (Continued)
          ------------------------

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

          The Company issued 66,666,667 shares of stock in the quarter ended December 31, 2002, as collateral for a note payable with a bank at a fair value of $.13 per share ($8,666,667). These shares had been issued and were being held in escrow. In April 2003, the Company amended their loan agreement and these Class A common shares were cancelled.

          In January 2003, the Company instituted a buy back program of its own stock. For the quarter ended March 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury. There were no shares bought by the Company in the quarter ended June 30, 2003. The Company has accounted for its treasury stock utilizing the cost method, and such, the $35,800 at June 30, 2003 represents the cost value of the treasury shares acquired by the Company.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company incurred additional net losses for the six months ended June 30, 2003 and incurred substantial net losses for the year ended December 31, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in STI and Zingo over the last six months (See Note 13).

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - COMMITMENTS
          -----------

          The Company's Zingo products have received clearance in certain jurisdictions in the western and northwestern regions of the United States as a Class 2 gaming device. With this clearance, the Company has entered into agreements for the installation of 75 units as of June 30, 2003, and approximately an additional 50 units since June 30, 2003.

          In November, the Company installed its Securetime system in a restaurant at a major Las Vegas, Nevada casino. The Company has also received an order for the Securetime system from a Native American business in Oklahoma and the installation was completed in late November. Both of these installations signed contracts for continuing and ongoing services in March 2003. The Company also installed a Securetime system in a junior college in Arizona in June 2003.

NOTE 12 - LITIGATION
          ----------

          An action commenced on or about March 28, 2002 in the Supreme Court of the State of New York. In that action, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. Management is of the belief that all allegations involved in this action will be dismissed. No liability is recorded for this action as of June 30, 2003.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 13 - SUBSEQUENT EVENTS
          -----------------

          The Company entered into various agreements for the installation of their gaming units. Since June 30, 2003, the Company has entered agreements for approximately an additional 50 units, bringing their total installed units to approximately 125.

          In July 2003, 32,100,000 shares of Common Stock A issued as a result of a note payable the Company had entered into, were returned out of attorney escrow and cancelled. The agreement was never executed by the third parties to the transaction.

Item 3.  Controls and Procedures.
---------------------------------

Controls and Procedures under the Sarbanes-Oxley Act of 2002

Within 90 days prior to the date of this quarterly report on form 10-QSB for the quarter ended June 30, 2003, the Company's President, acting as its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange act of 1934. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the President's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Management's Discussion and Analysis of Financial Conditions
                            and Results of Operations
          ------------------------------------------------------------


Introduction
------------

The following discussion and analysis highlights the financial position of T & G2 (squared), Inc. (the "Company" or "us") at June 30, 2003 and compared to the second quarter ended June 30, 2002 and plan of operations for the six-month periods ended June 30, 2003 and 2002. Financial information contained within this report is condensed and reviewed. It is important to note that the Company had no operations in the year 2001 and in early 2002 and had a primary goal of organizing the overall company and the two new businesses that where acquired to be the operating entities for the Company. In the year of 2002 T & G2 (formerly known as International Mercantile Corporation) changed its name to the current name the Company goes under (T & G2), effectuated a 1 for 8 reverse split and acquired two companies - Solutions Technology and Zingo Sales, Ltd. The business activities of the Company are now that of the two wholly owned subsidiaries. Comparisons are provided below but the Company is not yet able to show a year-by-year comparison of business activities. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations in the Company's two wholly owned subsidiaries. In 2002, the Company was mainly focused on research and development and testing of the new products developed in the subsidiary companies. It is only in the last 90 days that the Company has begun to develop a market for its products and it is in this time that sales have been realized on a significant level.

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

Plan of Operation
-----------------

The Company's management entered into a transaction for funding in the form of a debt financing. Additionally, business combinations with entities with significant cash will also be considered. It now seems to be a forgone conclusion that a sufficient amount of money will be funded for management to execute it's business plan and succeed. However, until this transaction actually does fund, there can be no assurance that a closing will take place. There were two other financing arrangements that the Company entered into, in the past year, issuing a total of 100,000,000 million shares. Both of these transactions never closed and the Company therefore has cancelled these shares during the second quarter and the subsequent third quarter of 2003. Additionally, the Company achieved a listing on the third level of the Berlin Stock Exchange. Active trading for the Company's shares began in the first week of July. It is anticipated in September when the European markets become livelier, that the Company will greatly improve upon its chances to raise capital if such capital is needed. For the following six-month period from July, 2003 to December, 2003 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, in the third and fourth quarters, the Company anticipates to further expand and generate revenues from the sale of their time clocks and computerized class two gaming systems. The Company's management has had ongoing discussions with investment bankers pertaining to additional financing as a backup or second option in the case that the transaction already entered into by the Company does not close. This would include a possible stair step-financing plan. This may encompass a first and second level of private placements, bridge financing, and mezzanine financing. However, there can be no assurance management will be successful in these endeavors. However, with the listing on the Berlin Exchange, the Company has greatly increased its chances of success for capital raising.

Liquidity and Capital Resources
-------------------------------

For the six-months ended June, 2003, the Company used $339,850 in operating activities compared to $371,816 for the six-months ended June, 2002. Most noted in the comparative periods in cash used for operations is attributable to the issuances of stock for the acquisition of Both Solutions Technology, Inc and Zingo Sales, Ltd. for which the Company recorded $3,177,556 as impairment of goodwill and $4,875,000 written off to organizational cost respectively in 2002. In the first six months of 2003, the majority of expense was related to the Company issuing shares to consultants. The actual cash used was mainly for the marketing and distribution of the Company's products. The first and second quarter of 2003 shows an increase in actual cash used and the issuance of stock for consulting fees for the development of the Company's business operations. These increases were to improve the distribution for the current product lines and to increase the visibility of the Company in the business community. These fees to consultants have paid significant dividends to the Company as can be seen by the substantial growth in placement of the Company's gaming units. The Company has made significant progress with respect to future funding. Funding is expected shortly, which will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. Once the significant recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2003, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company has realized installations for approximately 50 of its bingo units, with an additional 75 units to be installed by the end of August bringing the total units in operation to 125. The Company has many pending orders that should be realized by the end of the year. It now appears that the Company has a realistic chance to reach cash flow positive by the end of the fourth quarter (December, 2003) of this year. The Company is also in the process of creating new distribution for the gaming units in other untapped jurisdictions. The Gaming subsidiary, Zingo Sales should not only grow substantially through the end of 2003, but should experience a possible increase in distribution and placement of its product through 2004. On another note, The Company's wholly owned subsidiary, Solutions Technology, is now in the process of putting into place numerous distribution and sales agreements for the SecureTime System. It is anticipated that the new distribution currently being set up for the Time and Attendance product will begin to show significant gains in the near future. Solutions Technology is expected to begin contributing to the overall sales of the company in a significant way in early 2004.

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

     None.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None.


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2003.


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


T & G 2, Inc.


Date: August 18, 2003            By:  /s/ James Farinella
                                      -------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President

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

Date: August 18, 2003

/s/ James Farinella
----------------------------------
James Farinella
Chairman, Chief Executive Officer
and President