Form 10KSB
period 2003-12-31
T & G2
filed 2004-03-30
CIK 51387

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10KSB
                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended:  December 31, 2003
                                 -----------------

                        Commission File Number 000-07693
                                               ---------

                                     T & G 2
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      13-4096315
-------------------------------------------------------------------------
(State of other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

           1 Anderson Road, Suite 105, Bernardsville, New Jersey 07924
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  908-204-9911
                           ---------------------------
                           (Issuer's telephone number)

                 65 La Grande Avenue, Berkeley Heights, NJ 07922
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]       No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003:

     As of December 31, 2003, there were outstanding : 35,669,077 shares of Class A Common Stock, $0.001 par value, and 5,000,000 shares of Class B Common Stock, $0.001 par value.

     Transitional Small Business Disclosure Format (check one);

                             Yes [   ]       No  [ X ]

                                     PART I
                                     ------

Item 1.  Business
-----------------

     On January 12, 2002, Solutions Technology, Inc. was acquired as a wholly owned subsidiary. On February 14, 2002 T & G2, formerly known as International Mercantile Corporation, changed its name and simultaneously the state of incorporation from Missouri to Nevada. T & G2 began trading with the ticker symbol of TTGG. On or about March 18, 2002, T & G2 acquired Zingo Sales, Ltd. as a wholly owned subsidiary. Therefore, T & G2 runs its business operations through the two wholly owned subsidiaries - Solutions Technology, Inc. and Zingo Sales, Ltd. Subsequent to December 31, 2003, T & G2 acquired Holtermann & Team GmbH (a Frankfurt, Germany Based Company) as a wholly owned subsidiary. A complete business description follows below:

Solutions Technology, Inc.
--------------------------

     Solutions Technology has developed the SecureTime Biometric ID System (hereinafter referred to as SecureTime) to solve the time and attendance needs of companies. In the high-paced tension of the global economy, it is getting increasingly difficult for small and mid-size firms to remain competitive. Everyday small and mid-size firms unable to keep pace with the rising cost of managing their employee base, is being added to the long list of recent business causalities. The explanation most often tendered to account for this phenomenon is that small and mid-size firms are unable to take advantage of the latest technological management solutions. High development and acquisition costs put cost-saving solutions out of the reach of smaller, marginally funded companies. For those fortunate enough to acquire these technologies, the cost of maintaining these systems makes further upgrades cost-prohibitive. SecureTime has developed a solution that effectively responds to the growing technology market, particularly as it relates to the small and mid-size firm.

     Innovative in its application of advanced attendance management technology, SecureTime significantly reduces the cost of tracking employee attendance. To add even more value to the system, they bundle a payroll management system with the attendance maintenance system - further reducing the cost of maintaining employee records. Even the most conservative impact estimates show small and mid-size firms can dramatically cut their attendance management costs by installing this state-of-the art attendance management system. For a minimal service fee, SecureTime installs attendance management hardware, integrates clock maintenance software and connectivity software and provides around the clock maintenance of the system. To increase the value of the system to the client, they include payroll management software that allows the centralized SecureTime office in Long Beach, California to compile and prepare complete payroll records for all their managed users. Once verified by the using client, this data can then be electronically forwarded to an issuing payroll management office. The issuing payroll office then prepares and issues the employee's payroll check. More important, SecureTime provides this service for an affordable price. The combination of affordability, reliability and security virtually eliminates the need for most small and mid-size firms to maintain their expensive (and often outdated) organic attendance and payroll management systems.

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


                                    Services
                                    --------

     SecureTime offers the only complete turnkey solution a small or mid-size company needs to collect time and attendance, scheduling, entitlements, and personal/pay records. With a seamless interface to payroll services, it provides the client with one of the most cohesive time and attendance management system available anywhere.


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


     Client advantages include:

o Affordable access to a reliable, high-quality alternative to company owned low-tech time clocks and to in-house labor resources.
o    Access to SecureTime high level technical team
o    Customized attendance reporting
o    Real-time access to valuable attendance maintenance data
o Full turnkey operational solution to attendance management, with a software bundle that provides both attendance and payroll data.


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

o    Companies tired of the high cost of maintenance contracts

o    Companies who can't control buddy punching

o    Companies who require personalized service

o    Companies in under served geographic locations


                                Competitive Edge
                                ----------------

     SecureTime enters the market with a significant competitive edge: there are no competitors that combine both a hardware and software systems as part of their attendance solution. The expensive attendance solutions available from competing vendors (often designed to service large corporations) require the customer to purchase equipment or sign an expensive long-term maintenance contract. The SecureTime solution is affordable, reliable and secure. Further, the system can be easily expanded to handle any future payroll and attendance management needs that the customer may have.

     SecureTime is a solution provider and developing new high-tech solutions is its expertise and key to the continued growth of our customer base. Its initial position in the small and mid-size firm market is very hard to match. However, it is important for the Corporation to maintain its strategic focus by continuing to develop, market, and maintain the latest in technological solutions.


                         Competition and Buying Patterns
                         -------------------------------

     Currently, the attendance maintenance industry is divided into two service areas: one that sells hardware and other that provides the payroll service. The purchase cost of a typical time-clock system without a biometric device is $12,000 to $15,000. Contributing to this financial stress, most systems require the client to purchase an annual maintenance service (averaging in the thousands of dollars) in order to keep pace with advances in attendance maintenance. In all cases the hardware and software come from different vendors and maintenance is always third party, which introduces longer runup times and constant integration complications. For Fortune 500 companies with deeper pockets, this may be a minor inefficiency; however for struggling smaller and mid-size firms this can be a serious drain on limited capital resources. To make matters worse for the smaller firms, others in the attendance maintenance industry prefer to cherry pick the best industries leaving the majority of business to be service by small local providers. Unfortunately, most small providers do not have the technological sophistication to provide the sole source solution and a high level of service their customers seek.


                             Market Analysis Summary
                             -----------------------

     Initially SecureTime has been focusing on and will continue to market to companies with 30 or more employees located in geographic markets not being serviced by the competition. SecureTime will target small to mid-sized companies that have recently experienced rapid growth and have not yet added a payroll department. These strategically selected markets, along with the technological advantages of the SecureTime attendance management system, gives the Corporation significant sales leverage, an advantage that extends well into the future.


                      Strategies and Implementation Summary
                      -------------------------------------

     To better service our customer's installation and marketing needs, SecureTime has developed a two-prong implementation strategy. On one level, it has centralized its operation center in Long Beach, CA. This allows the Corporation to take advantage of the economy of scale that comes from centralizing service operations and it allows SecureTime to maintain the highest in-service operations available. The second prong is to decentralize installation and customer-interface by relying on geographically dispersed, independent service distributors. This avoids the degradation of customer support so often associated with large centralized operations. Further, it gives the kind of personalized customer support so necessary to the successful customer-supplier exchange.


                              Positions for Growth
                              --------------------

     Initial expansion markets include: Southern California, Nevada, Arizona, Texas, Oklahoma, and Florida. In time, the Corporation will expand its markets in the Southwest, Pacific Northwest, Northeast and Southeast. Additionally, SecureTime is now beginning to talk with and explore the possibility of partnering with large and small (Professional Employee Operations) PEO's for the distribution of the SecureTime System. A revenue sharing ratio between the Corporation and the distributor compliments the affordable entry costs to encourage the natural entrepreneurial drive of our distributors. Hardware and software initiatives are not only designed to maintain system viability, they are designed to promote growth by demonstrating system flexibility. The combination of a highly motivated local team of distributors and exceptionally creative home team virtually ensures the continued growth of this valuable technology. SecureTime has found it difficult to get the distributions and sales of the SecureTime system jumpstarted. This is mainly due to a lack of funds available to implement the marketing and distributions strategies discussed above. However, the funding concerns of the Company seem to have been solved with an infusion of more than $2,000,000 expected very shortly.


Zingo Sales Ltd.
----------------

Zingo Sales was founded on the philosophy of affordable customization. Our mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies.


                         Current Technology and Products
                         -------------------------------

The first product is a fixed based unit and the second product will be a hand held unit or mobile unit expected in the next 12 months. Proprietary software, called ULTIMATE BINGO, has been developed by West Coast Game Management that is equivalent to and/or more advanced than anything currently on the market. Ultimate Bingo is comprised of 4 different games - three fast action bingo games (Double Time, Bullet and Hotball) and traditional session bingo. Zingo Sales has a license agreement in place for the use of their technology.

Fixed Based Bingo Unit and Applications
---------------------------------------

This unit is a touch screen similar to a computer monitor with minor hardware changes. The bingo unit will be hard wired into the bingo hall and as the name implies, it will not move around the bingo hall with the player. The system is comprised of a main server, point of sale connected to the server (cash register) and touch screen monitors mounted onto high-end customized tables. The Units whole system is networked together and besides being hardwired into a facility, the whole system can now be connected using wireless technology. Sophisticated software has been developed for the bingo unit.

Zingo Sales has made itself more competitive by using all off the shelf components for the system. The only component of the product that is custom made is the tables that the touch screens are mounted to. This allows Zingo Sales to carry very little inventory. The Turnaround time from receiving an order and having installation completed in a gaming facility is less than three weeks. This is a maximum of less than one week additional if Zingo Saleswere to carry a large amount of inventory. This compares to the millions of dollars of inventory that Competitors must carry. Additionally, the replacement costs associated with competitors units is very high and cumbersome. They must employ a larger technical staff to handle repairs of new units and replacements of old units. This replacement cost is estimated to be a minimum of five times more than that associated replacement cost for Zingo Sales' units.

For the bingo hall, the fixed base unit provides a way to dramatically increase their revenue and earnings. Players, during session bingo, will now be able to play hundreds of bingo cards at the same time. The bingo hall is able to market the extra cards to the players and since the prize payouts are basically the same, the bingo hall is able to increase its profits.

The New Ultimate Games that have been developed allows the bingo hall to make extra money during and between bingo games. The sophisticated software will allow the bingo halls on and off of Indian reservations to provide variations of quick play games of bingo. This has been shown to draw additional players to the bingo hall. These games are more exciting than regular session bingo. These fast action games are classified as a class 2 games on Indian lands. On county, state and Federal United States land the games must be approved as a game of bingo. By being classified as class 2 games on Native American lands and as games of Bingo on U.S. lands, it is possible to be played in almost any jurisdiction. In Europe and other parts of the world, minus a few foreign jurisdictions, bingo is readily allowed to be played. This opens up a very large worldwide market. Additionally, these games and variations of them are allowed to be played at cash registers, on television, in newspapers, on cell phones, the Internet and many other forums that are not allowed in the United States.


                                Market Potential
                                ----------------

Bingo Halls In the United States and Canada
-------------------------------------------

Every bingo hall is our target market. However, we will first target the Indian Casinos and bingo facilities and the large charity bingo halls. There are over 35,000 bingo halls in North America. We estimated there to be a potential market for 20,000 fixed based units and 200,000 hand held units with the potential market growing as much as 50% by 2010. The Market could be larger due to the entry of the new games being offered like the Ultimate games by Zingo Sales. These games are now to be played in facilities once thought not viable such as horse racetracks.


                                Major Competition
                                -----------------

At present, there are two major players providing regular electronic session bingo generating a combined $6,000,000 a month in revenue. One of the competitors is generating about $1,500,000 per month, just from their electronic bingo division. The other competitor is financially strong but has old antiquated custom made units. These two competitors have also resisted using newer equipment and have too much money invested in their bingo systems. The cost would be too astronomical for them to replace the current units. This has created a major void in the market. The rest of the market is fractured among numerous small suppliers. The Small supplier that has the latest technology and good relationships for marketing of units with the necessary capital to take advantage of market potential is the one that can really succeed quickly. As for the Bingo games, there is one major competitor generating hundreds of millions of dollars in sales a year. However, the fast action games that they provide are only compliant with Native American regulations. They are therefore unable to achieve any penetration into the charitable bingo market with these fast action games. All of these factors have created a competitive advantage for Zingo Sales. Zingo Sales has a head start on the competition by achieving approval for the Ultimate Games in some of the charitable bingo markets. The only issues for Zingo is continuing to gain additional approvals in new local and regional markets of the United States and funding.

                                  Our Objective
                                  -------------

Our objective is to have 300 fixed based units by June of 2004. We currently have about 250 units installed and expect to have about 50 more installed and operating by the end of June 2004. Zingo Sales expects to garner quite a few orders from a new market - the Race Tracks (horse and dog). This could lead to increasing expected number of installations for the current 2004 calendar year. With the necessary capital to complete the additional orders and to increase marketing and distribution, Zingo should be able to outperform its projections for 2004.

                       Product Acceptability and Marketing
                       -----------------------------------

Potential customers like the product design, functionality and flexibility. There are similar products on the market that offer similar design capabilities. However, we are capable of providing our product at 25% less per month on a lease or revenue sharing basis. This is because we are using the latest off the shelf components enabling Zingo to manufacture and complete installation of the units at a greatly reduced cost to our competitors. This is how we are able to offer the customer a better value.

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

     2. The second way is on a revenue sharing basis with the hall based on the net take. Each deal is different, but we typically earn 30 to 40 percent of the net take. In some facilities, this number can be huge and can provide for a return on investment of 4 months.


Item 2.  Properties
-------------------

The Company has 3 different sites that operations are run from. The first is an office operated by James M. Farinella at One Anderson Road, Suite 105, Bernardsville, NJ 07924. This space is approximately 1,000 square feet. There are two more offices out on the west coast where most of the business operations are conducted through the two wholly owned subsidiaries. One of these offices is located at 4335 South Industrial Road, Suite 430, Las Vegas, NV 89103 while the other office is maintained at 2704 E. Spring Street, Suite 200, Long Beach, CA 90806.


Item 3.  Legal Proceedings
--------------------------

In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company, as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff, as of March 25, 2004, has failed to respond to the Company's discovery demands. The Company will seek an Order of the Court dismissing this action due to plaintiff's failure to comply Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of December 31, 2003.

In an action commenced in or about March 2003 in the Superior Court of Union County New Jersey, the plaintiff seeks $35,000 for the Company's alleged breach of a Communications Agreement. The Company believes it owes only $15,000. During a mediation hearing held on December 10, 2003, the Company settled this matter for $17,500. The Company has made the required settlement payment and the case was dismissed in February 2004.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     Not applicable.


                                     PART II
                                     -------

Item 5.  Market for Company's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------


                              Market For Securities
                              ---------------------

The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "TTGG". The market for such shares is limited and no assurance can be given that a significant trading market for T & G2 common stock will develop or, if developed, will be sustained. However, there is approximately 250,000 shares traded on a daily bases providing for some liquidity for the publicly traded shares.

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


          2002                         High*                 Low*
          ----                         ----                 ----
          1st Quarter                  $0.00                $0.00
          2nd Quarter                  $0.00                $0.00
          3rd Quarter                  $1.18                $0.19
          4th Quarter                  $0.35                $0.125


          2003                         High*                 Low*
          ----                         ----                 ----
          1st Quarter                  $0.15                $0.105
          2nd Quarter                  $0.155               $0.05
          3rd Quarter                  $0.23                $0.115
          4th Quarter                  $0.198               $0.1275


Item 6.  Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
Results of Operations
---------------------

Introduction
------------
The following discussion and analysis highlights the financial position of T & G2, Inc. at December 31, 2003 compared to year end December 31, 2002, and plan of operations for the years ended December 31, 2003 and 2002. The business activities of the Company are now that of the two wholly owned subsidiaries. Comparisons are provided below but the Company is just now able to show a year-by-year comparison of business activities. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations in the Company's two wholly owned subsidiaries.

Certain statements in this Form 10-KSB, including information set forth under
Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking statements are identified by words such as "intends," "anticipates," "hopes," and "expects," among others, and include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues, related expenditures, and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the market place, general economic conditions, political and economic conditions in the United States and abroad, and competition. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation
-----------------

The Company's management entered into a transaction for funding in the form of a debt financing. Additionally, the Company entered into a transaction to acquire a German based business entity for the distribution and furtherance of the Company's business including the investment of up to $950,000. Additionally, business combinations with entities with significant cash will also be considered. It now seems to be a forgone conclusion that a sufficient amount of money will be funded for management to execute it's business plan and succeed. However, until this transaction actually does fund, there can be no assurance that a closing will take place. For the following twelve month period from January, 2004 to December, 2004 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, the Company anticipates to further expand and generate revenues from the sale of their time clocks and computerized bingo systems. The Company's management has had ongoing discussions with investment bankers pertaining to additional financing as a backup or second option in the case that the transaction already entered into by the Company does not close. This would include a stair step-financing plan. This will encompass initial seed capital, a first and second level of private placements, bridge financing, and mezzanine financing. However, there can be no assurance management will be successful in these endeavors.

Liquidity and Capital Resources
-------------------------------

For the year ended December 31, 2003, the Company used ($855,883) in operating activities compared to ($866,607) for the year ended December 31, 2002. Most noted in this increase in cash used in operations is due to the new business activities of the Company through it's two wholly owned subsidiaries, which we believe will translate into generating increased cash flows. However, a majority of the increases are attributable to the issuances of stock for the acquisition of Both Solutions Technology, Inc and Zingo Sales, Ltd. for which the Company recorded $3,177,556 as impairment of goodwill and $4,875,000 written off to organizational cost respectively. Additionally, $488,360 in 2003 and $831,600 in 2002 worth of stock was issued for services. In addition, in 2003, the Company incurred $479,610, as discounts on the stock issued for the year. The Company did receive $1,438,293 from the sale of stock in the year ended December 31, 2003, compared to $547,100 for the year ended December 31, 2002. The Company has also borrowed certain amounts from related parties as well as banks to finance the beginning production costs for its time clocks and computerized bingo systems. The Company has made significant progress with respect to future funding. Funding is expected shortly, which will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. Once the recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2003 and 2002 had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.  Controls and Procedures
--------------------------------

Internal Control Policy
-----------------------

In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Company's Audit Committee. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

Code of Ethics
--------------

In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

All financial information required by this Item is attached hereto beginning on Page F-1.


Item 9.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     There are no disagreements with the current auditors and there has not been a change and no anticipation of a change with the auditor. Currently engaged by the Company is Bagell, Josephs & Company, LLC. The auditors are located at High Ridge Commons, 200 Haddonfield Berlin Road, Suites 400-403, Gibbsboro, NJ 08026.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

               James M. Farinella - Chairman of the Board/President/CEO 65 La Grande Avenue Berkeley Heights, NJ 07922
               Age: 37 years old
               Number of shares owned: 1,065,193 Class A shares
                                       2,500,000 Class B shares

               David A. Facciani - Executive Vice President/Board of Directors 3230 E. Flamingo Rd.
               No. 516
               Las Vegas, NV 89121
               Age: 60 years old
               Number of shares owned: 2,048,250 Class A shares
                                       2,500,000 Class B shares

               Doug Wetzel - Board of Directors
               2723 Stewart Drive
               Grand Island, NE 68801
               Age: 48 years old
               Number of shares owned:    64,000 Class A shares

Item 11.  Executive Compensation
--------------------------------

     No cash compensation was paid during the year to any of the officers. Mr. Farinella received 830,000 shares in 2003 valued at $60,000. Mr. Facciani received 430,000 shares valued at $45,200.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The following table sets forth, as of December 31, 2003 the only persons known to the Company to be beneficial owners of more than five percent (5%) of the outstanding number of shares of the Company.

               James M. Farinella - Chairman of the Board/President/CEO 65 La Grande Avenue
               Berkeley Heights, NJ 07922
               Age: 37 years old
               Number of shares owned: 1,065,193 Class A shares
                                       2,500,000 Class B shares


               David A. Facciani - Executive Vice President/Board of Directors 3230 E. Flamingo Rd
               No. 516
               Las Vegas, NV 89121
               Age: 60 years old
               Number of shares owned: 2,048,250 Class A shares
                                       2,500,000 Class B shares

               Doug Wetzel - Board of Directors
               2723 Stewart Drive
               Grand Island, NE 68801
               Age: 48 years old
               Number of shares owned:    64,000 Class A shares


Item 13.  Certain Relationship and Related Transactions
-------------------------------------------------------

Amounts due to related parties at December 31, 2003 and 2002 were $148,168 and $433,200, respectively, and consist of the following:

A note payable to an officer totaling $51,922 and $335,000, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2003, the Company has approximately $17,326 in accrued interest to this officer.

A note payable to company's through common ownership in the amount of $96,246 and $98,200, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2003, the Company has approximately $9,564 in accrued interest to this company.


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

     (a)  The following documents are filed as part of this Report.

          1.   Financial Statements.
          2.   Reports on Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


T & G2, INC.
(Registrant)



/s/ James Farinella
------------------------------
James Farinella
President
Dated: March 30, 2004

                                  T & G2, INC.
                                AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page(s)
                                                                       -------



Report of Independent Certified Public Accountants'                     F-3

Balance Sheets as of December 31, 2003 and 2002                         F-4

Statements of Operations for the Years Ended
  December 31, 2003 and 2002                                            F-5

Statement of Changes in Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2003 and 2002                        F-6

Statements of Cash Flows for the Years Ended December
  31, 2003 and 2002                                                  F-7 - F-8

Notes to Consolidated Financial Statements                           F-9 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
               ---------------------------------------------------


To the Stockholders of
T & G2, Inc. and Subsidiaries
(Formerly International Mercantile Corporation)
Bernardsville, NJ


We have audited the accompanying consolidated balance sheets of T & G2, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2003 and 2002 have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and has recently started operations of their gaming division. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T & G2, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its consolidated operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.
---------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

March 21, 2004

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                     ASSETS
                                     ------

                                                                                      2003                2002
                                                                                ----------------    ----------------

Current Assets:
  Cash and cash equivalents                                                     $        16,754     $         9,676
  Accounts receivable, net                                                               43,836              16,850
  Investment                                                                             25,575                   -
  Prepaid expenses and other current assets                                               2,222                 453
                                                                                ----------------    ----------------

    Total Current Assets                                                                 88,387              26,979
                                                                                ----------------    ----------------

  Fixed assets, net of depreciation                                                     200,126             142,885
  Deposits                                                                                2,070               2,070
                                                                                ----------------    ----------------

TOTAL ASSETS                                                                    $       290,583     $       171,934
                                                                                ================    ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                                           $             -     $        32,705
  Note payable - other                                                                        -              78,200
  Accounts payable and accrued expenses                                                 282,950             150,216
  Due to related parties                                                                148,168             433,200
                                                                                ----------------    ----------------

      Total Current Liabilities                                                         431,118             694,321
                                                                                ----------------    ----------------

      Total Liabilities                                                                 431,118             694,321
                                                                                ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Series A, $1.00 Par Value; 5,000,000 and 0 shares authorized, 0 shares issued and outstanding at
    December 31, 2003 and 2002, respectively                                                  -                   -
  Preferred Stock, Series B, $.001 Par Value; 5,000,000 and 0 shares authorized, 282,703 and 0 shares issued and outstanding at
    December 31, 2003 and 2002, respectively                                                283                   -
  Common Stock, Class A, $.001  Par Value; 250,000,000 and
    100,000,000 shares authorized, 35,669,077 and 78,928,744 shares issued
    and outstanding at December 31, 2003 and 2002, respectively                          35,669              78,929
  Common Stock, Class B, $.001  5,000,000 and 2,000,000 shares authorized, 5,000,000 and 1,142,858 shares issued and outstanding at
    December 31, 2003 and 2002 respectively                                               5,000               1,143
  Unearned compensation                                                                       -              (1,310)
  Subscriptions receivable                                                             (124,815)            (46,155)
  Stock issued as collateral for note payable                                                 -          (8,666,667)
  Warrants                                                                               62,500              62,500
  Additional paid-in capital                                                         17,063,275          22,839,650
  Treasury stock, at cost, 291,400 shares                                               (37,338)                  -
  Deficit                                                                           (17,145,109)        (14,790,477)
                                                                                ----------------    ----------------

      Total Stockholders' Equity (Deficit)                                             (140,535)           (522,387)
                                                                                ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $       290,583     $       171,934
                                                                                ================    ================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003                2002
                                                   ----------------    ----------------

OPERATING REVENUES
  Revenue                                          $        65,969     $         3,750

COST OF SALES                                               22,819                   -
                                                   ----------------    ----------------

GROSS PROFIT                                                43,150               3,750
                                                   ----------------    ----------------

OPERATING EXPENSES
  Professional fees and compensation expenses            1,255,911           1,170,814
  Advertising and marketing expenses                       448,037             404,202
  General and administrative expenses                      341,727             489,323
  Depreciation and amortization                            128,041              45,108
                                                   ----------------    ----------------
      Total Operating Expenses                           2,173,716           2,109,447
                                                   ----------------    ----------------

LOSS BEFORE OTHER (EXPENSE)                             (2,130,566)         (2,105,697)

OTHER (EXPENSE)
  Legal settlement                                        (192,000)           (185,925)
  Impairment of goodwill                                         -          (3,177,556)
  Organization costs                                             -          (4,875,000)
  Interest expense, net                                    (31,266)            (80,304)
                                                   ----------------    ----------------
      Total Other (Expense)                               (223,266)         (8,318,785)
                                                   ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              (2,353,832)        (10,424,482)
    AND EXTRAORDINARY ITEM

Extraordinary item - Forgiveness of debt                         -             117,000
                                                   ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              (2,353,832)        (10,307,482)

Provision for Income Taxes                                    (800)               (800)
                                                   ----------------    ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $    (2,354,632)    $   (10,308,282)
                                                   ================    ================

NET LOSS PER BASIC AND DILUTED SHARES              $      (0.04183)    $      (0.82609)
                                                   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    56,289,764          12,478,414
                                                   ================    ================







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                  Preferred Stock A  Preferred Stock B  Common Stock Class A  Common Stock Class B
Description                                        Shares   Amount    Shares   Amount     Shares     Amount     Shares     Amount
-----------                                        ------   ------    ------   ------     ------     ------     ------     ------

Balance, Janaury 1, 2002                            89,286 $ 89,286         -        -  $ 6,759,564 $ 67,596    1,142,858 $ 11,428

Acquisition of Solutions Tecnology, Inc.                 -        -         -        -   20,511,365  205,113            -        -

Reverse 1:8  stock split                                 -        -         -        -  (23,231,185)(232,312)           -        -

Change in par value                                      -        -         -        -            -  (36,357)           -  (10,285)

Shares issued for consulting services                    -        -         -        -    2,085,000    2,085            -        -

Acquisition of Zingo Sales, Ltd.                         -        -         -        -    2,500,000    2,500            -        -

Shares issued for cash                                   -        -         -        -    2,139,000    2,139            -        -

Shares issued in conversion of debt                      -        -         -        -      100,000      100            -        -

Cancellation of preferred stock                    (89,286) (89,286)        -        -            -        -            -        -

Shares issued for compensation and cash                  -        -         -        -      290,000      290            -        -

Shares issued in conversion of warrants for cash         -        -         -        -      200,000      200            -        -

Warrants issued for consulting services                  -        -         -        -            -        -            -        -

Shares issued for settlement of legal proceeding         -        -         -        -      908,333      908            -        -

Shares issued as collateral for note payable             -        -         -        -   66,666,667   66,667            -        -

Amortization of unearned compensation                    -        -         -        -            -        -            -   39,002

Net loss for the year                                    -        -         -        -            -        -            -        -
                                                  -------- --------  -------- --------  ----------- --------  ----------- --------

Balance, December 31, 2002                               -        -         -        -   78,928,744   78,929    1,142,858    1,143

Cancellation of common stock B shares                    -        -         -        -            -        -   (1,142,858)  (1,143)

Issuance of common share B shares                        -        -         -        -            -        -    5,000,000    5,000

Repurchase of 291,400 shares of treasury stock           -        -         -        -            -        -            -        -

Stock issued for compensation                            -        -         -        -    1,260,000    1,260            -        -

Stock issued as collateral for note payable              -        -         -        -   32,100,000   32,100            -        -

Stock cancelled for collateral as note payable           -        -         -        -  (98,766,667) (98,767)           -        -

Shares issued for consulting services and
settlement                                               -        -         -        -    6,142,000    6,142            -        -

Shares issued for cash                                   -        -         -        -   16,005,000   16,005            -        -

Payments on subscriptions receivable                     -        -         -        -            -        -            -        -

Discounts of common stock for cash                       -        -         -        -            -        -            -        -

Amortization of unearned compensation                    -        -         -        -            -        -            -        -

Issuance of Preferred Stock B                            -        -   282,703      283            -        -            -        -

Reclassification of debt to equity on note
payable                                                  -        -         -        -            -        -            -        -

Net loss for the year                                    -        -         -        -            -        -            -        -
                                                  -------- --------  -------- --------  ----------- --------  ----------- --------

Balance, December 31, 2003                               - $      -   282,703 $    283   35,669,077 $ 35,669    5,000,000 $  5,000
                                                  ======== ========  ======== ======== ============ ========  =========== ========





                                                  Unearned                 Collateral
                                                  Compen-   Subscription    for Note               Additional      Treasury
Description                                        sation    Receivable     Payable    Warrants  Paid-in Capital    Stock
-----------                                       --------  ------------   ----------  --------  ---------------  ----------

Balance, Janaury 1, 2002                          $      -  $          -   $        -  $      -  $     4,223,139  $        -

Acquisition of Solutions Tecnology, Inc.           (40,312)       (1,255)           -         -        3,014,010           -

Reverse 1:8  stock split                                 -             -            -         -          232,312           -

Change in par value                                      -             -            -         -           46,642           -

Shares issued for consulting services                    -             -            -         -          829,515           -

Acquisition of Zingo Sales, Ltd.                         -             -            -         -        4,872,500           -

Shares issued for cash                                   -       (44,900)           -         -          380,861           -

Shares issued in conversion of debt                      -             -            -         -           61,900           -

Cancellation of preferred stock                          -             -            -         -           89,286           -

Shares issued for compensation and cash                  -             -            -         -          134,010           -

Shares issued in conversion of warrants for cash         -             -            -         -          183,800           -

Warrants issued for consulting services                  -             -       62,500         -                -           -

Shares issued for settlement of legal proceeding         -             -            -         -          171,675           -

Shares issued as collateral for note payable             -             -   (8,666,667)        -        8,600,000           -

Amortization of unearned compensation               39,002             -            -         -                -           -

Net loss for the year                                    -             -            -         -                -           -
                                                  --------  ------------   ----------  --------  ---------------  ----------

Balance, December 31, 2002                          (1,310)      (46,155)  (8,666,667)   62,500       22,839,650           -

Cancellation of common stock B shares                    -             -            -         -            1,143           -

Issuance of common share B shares                        -             -            -         -           (5,000)          -

Repurchase of 291,400 shares of treasury stock           -             -            -         -                -     (37,338)

Stock issued for compensation                            -             -            -         -          103,940           -

Stock issued as collateral for note payable              -             -   (2,247,000)        -        2,214,900           -

Stock cancelled for collateral as note payable           -             -   10,913,667         -      (10,814,900)          -

Shares issued for consulting services and
settlement                                               -             -            -         -          674,218           -

Shares issued for cash                                   -      (359,560)           -         -        1,500,948           -

Payments on subscriptions receivable                     -       280,900            -         -                -           -

Discounts of common stock for cash                       -             -            -         -          479,610           -

Amortization of unearned compensation                1,310             -            -         -                -           -

Issuance of Preferred Stock B                            -             -            -         -             (283)          -

Reclassification of debt to equity on note
payable                                                  -             -            -         -           69,049           -

Net loss for the year                                    -             -            -         -                -           -
                                                  --------  ------------   ----------  --------  ---------------  ----------

Balance, December 31, 2003                        $      -  $   (124,815)  $        -  $ 62,500  $    17,063,275  $  (37,338)
                                                  ========  ============   ==========  ========  ===============  ==========







Description                                          Deficit         Total
-----------                                       -------------  -------------

Balance, Janaury 1, 2002                          $  (4,482,195) $     (90,746)

Acquisition of Solutions Tecnology, Inc.                      -      3,177,556

Reverse 1:8  stock split                                      -              -

Change in par value                                           -              -

Shares issued for consulting services                         -        831,600

Acquisition of Zingo Sales, Ltd.                              -      4,875,000

Shares issued for cash                                        -        338,100

Shares issued in conversion of debt                           -         62,000

Cancellation of preferred stock                               -              -

Shares issued for compensation and cash                       -        134,300

Shares issued in conversion of warrants for cash              -        184,000

Warrants issued for consulting services                       -         62,500

Shares issued for settlement of legal proceeding              -        172,583

Shares issued as collateral for note payable                  -              -

Amortization of unearned compensation                         -         39,002

Net loss for the year                               (10,308,282)   (10,308,282)
                                                  -------------  -------------

Balance, December 31, 2002                          (14,790,477)      (522,387)

Cancellation of common stock B shares                         -              -

Issuance of common share B shares                             -              -

Repurchase of 291,400 shares of treasury stock                -        (37,338)

Stock issued for compensation                                 -        105,200

Stock issued as collateral for note payable                   -              -

Stock cancelled for collateral as note payable                -              -

Shares issued for consulting services and
settlement                                                    -        680,360

Shares issued for cash                                        -      1,157,393

Payments on subscriptions receivable                          -        280,900

Discounts of common stock for cash                            -        479,610

Amortization of unearned compensation                         -          1,310

Issuance of Preferred Stock B                                 -              -

Reclassification of debt to equity on note
payable                                                       -         69,049

Net loss for the year                                (2,354,632)    (2,354,632)
                                                  -------------  -------------

Balance, December 31, 2003                          (17,145,109) $    (140,535)
                                                  =============  =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                        2003                2002
                                                                  ----------------    ----------------

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                       $    (2,354,632)    $   (10,308,282)
                                                                  ----------------    ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation                                                         128,041              45,108
     Amortization of unearned compensation                                  1,310              39,002
     Forgiveness of debt                                                        -            (117,000)
     Impairment of goodwill                                                     -           3,177,556
     Common stock issued for organizaton                                        -           4,875,000
     Common stock issued for consulting services                          488,360             831,600
     Common stock issued for conversion of debt                                 -              62,000
     Common stock issued for compensation                                 105,200             109,300
     Common stock issued for settlement of legal proceeding               192,000             172,583
     Warrants issued for consulting services                                    -              62,500
     Discount on issuance of common stock                                 479,610                   -
     Net cash provided by acquisition of Solution Technologies                  -             128,681

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                           (26,986)             13,129
     (Increase) in prepaid expenses                                        (1,769)                  -
     Increase in accounts payable and
       and accrued expenses                                               132,983              42,216
                                                                  ----------------    ----------------
     Total adjustments                                                  1,498,749           9,441,675
                                                                  ----------------    ----------------

     Net cash (used in) operating activities                             (855,883)           (866,607)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in amounts due to related parties                            (285,032)            165,119
   Investment                                                             (25,575)                  -
   Acquisition of fixed assets                                           (185,282)           (116,361)
                                                                  ----------------    ----------------

      Net cash provided by (used in) investing activities                (495,889)             48,758
                                                                  ----------------    ----------------






                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                            T & G2 INC., AND SUBSIDIARIES
                           (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                        2003                2002
                                                                  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITES
   Proceeds from common stock issuances and stock subscriptions   $     1,438,293     $       547,100
   Net payments from issuance of notes payable - bank                     (32,705)             (9,930)
   Net payments from issuance of notes payable - other                     (9,400)            133,200
   Repurchase of shares                                                   (37,338)
   Net proceeds from officers                                                   -             (48,150)
   Net proceeds from issuance of notes payable                                  -             195,200
                                                                  ----------------    ----------------
      Net cash provided by financing activities                         1,358,850             817,420
                                                                  ----------------    ----------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                7,078                (429)

CASH AND CASH EQUIVALENTS -
   BEGINNING OF YEAR                                                        9,676              10,105
                                                                  ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $        16,754     $         9,676
                                                                  ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest expense                                               $        40,125     $        18,871
                                                                  ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:
     Issuance of common stock for:

       Consulting services                                        $       488,360     $       831,600
                                                                  ================    ================
       Organization costs                                         $             -     $     4,875,000
                                                                  ================    ================
       Acquisition of Solution Technologies                       $             -     $     3,177,556
                                                                  ================    ================
       Conversion of debt                                         $             -     $        62,000
                                                                  ================    ================
       Compensation                                               $       105,200     $       109,300
                                                                  ================    ================
       Settlement of legal proceeding                             $       192,000     $       172,583
                                                                  ================    ================
       Warrants issued for consulting services                    $             -     $        62,500
                                                                  ================    ================
       Discounts on issuance of common stock                      $       479,610     $             -
                                                                  ================    ================
   Impairment of goodwill                                         $             -     $     3,177,556
                                                                  ================    ================
   Forgiveness of debt for note payable - other                   $        69,049     $       117,000
                                                                  ================    ================


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

          In addition to STI being a wholly owned subsidiary, the Company acquired Zingo Sales Ltd. ("Zingo") in March 2002 in a 2,500,000 share Class A common stock acquisition. Zingo's mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product is a fixed based bingo unit, for which sales had been generated late in 2002. The software developed for this product is just as advanced if not more advanced than any product in the market at this time.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

          Advertising
          -----------

          Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $ 448,037 and $ 404,202 for the years ended December 31, 2003 and 2002, respectively.

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                          December 31,      December 31,
                                                              2003              2002
                                                              ----              ----

          Net Loss                                       ($2,354,632)      ($10,308,282)
                                                          -----------       ------------

          Weighted-average common shares
            outstanding (Basic)                           56,289,764         12,478,414

          Weighted-average common stock equivalents:
                Stock options                                -                   -
                Warrants                                     -                   -
                                                             -                   -

          Weighted-average common shares
              outstanding (Diluted)                       56,289,764         12,478,414
                                                          ==========         ==========

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the years ended December 31, 2003 and 2002, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

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

          Reclassifications
          -----------------

          Certain amounts for the years ended December 31, 2002 have been reclassified to conform to the presentation of the December 31, 2003 amounts. The reclassifications have no effect on net income for the year ended December 31, 2002.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not materially affect the Company's consolidated financial statements.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at December 31, 2003, since Management is of the opinion that all accounts receivable are fully collectible.

NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at December 31, 2003 and 2002:

                                              2003             2002
                                              ----             ----
          Office equipment                $   10,380        $    4,475
          Furniture and fixtures               2,646             2,646
          Equipment - Zingo Sales            258,447            79,732
          Time clock equipment                38,730            38,068
          Time clock software                 54,144            54,144
                                          ----------        ----------
                                             364,347           179,065
                                            (164,221)          (36,180)
                                          ----------        ----------
                             Total        $  200,126        $  142,885
                                          ==========        ==========

          Depreciation expense was $128,041 and $19,651 for the years ended December 31, 2003 and 2002. A portion of these fixed assets were acquired when the Company was acquired by International Mercantile Corporation.

NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at December 31, 2003 and 2002 was $0 and $32,705, respectively. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the years ended December 31, 2003 and 2002 was $2,705 and $2,244, respectively.

NOTE 6 -  NOTES PAYABLE - OTHER
          ---------------------

          The Company pursuant to a note agreement dated May 28, 2002 with Protech Trading Inc. had a note payable in the amount of $68,800, due May 30, 2003. Interest on this note was payable quarterly, at one percent per quarter, four percent annually. In addition to receiving the funds from Protech, the Company issued them 200,000 shares of common stock for consulting in accordance with the agreement. The agreement between the parties was cancelled, and the note was forgiven, The Company has reclassified this note to additional paid in capital along with all accrued interest on the note.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to/from related parties at December 31, 2003 and 2002 were $148,168 and $433,200, respectively, and consists of the following:

          A note payable to an officer totaling $51,922 and $335,000, respectively at 10% interest, payable monthly, due on demand. At December 31, 2003 and 2002, the Company has approximately $17,326 and $7,056, respectively in accrued interest to this officer.

          Note receivable from a company through common ownership in the amount of $21,954 at December 31, 2003. There were no amounts outstanding at December 31, 2002.

          Note payables to a company through common ownership in the amount of $109,000 and $98,200 at December 31, 2003 and 2002, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2003 and 2002, the Company has approximately $8,739 and $14,000, respectively in accrued interest to this company.

          The Company has $9,200 outstanding to another entity related through common ownership at December 31, 2003. There were no amounts outstanding at December 31, 2002. At December 31, 2003, the Company has approximately $319 in accrued interest to this company.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 8 -  ACQUISITIONS (CONTINUED)
          ------------

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

NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          Preferred Stock
          ---------------

          At December 31, 2003 and 2002, there are 5,000,000 and 0 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding, respectively. The 89,286 shares of the Class A Preferred Stock, that were outstanding at December 31, 2001 were cancelled during 2002, and with that cancellation the Company authorized the cancellation of this class of stock. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

          Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2003, the Company has 282,703 shares issued and outstanding. These shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement.

          Common Stock
          ------------

          As of December 31, 2003 and 2002, there were 250,000,000 and 100,000,000 authorized shares, and 35,669,077 and 78,928,744 issued and 35,377,677 and 78,928,744 outstanding shares of the Company's common stock A with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000.

          As of December 31, 2003 and 2002, there were 5,000,000 and 2,000,000 authorized shares, and 5,000,000 and 1,142,858 issued and outstanding shares of the Company's common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Common Stock (Continued)
          ------------------------

          The following shares of common stock Class A were issued for the year ended December 31, 2003:

          There were 1,600,000 shares of stock issued in the quarter ended December 31, 2003 for consulting services (including legal fees) at a fair value of $248,000 ($.15 per share).

          There were 2,100,000 shares of stock issued in the quarter ended December 31, 2003 for cash for $203,510 ($.09 per share). The Company recorded an additional $139,120 on these shares to record the discount provided and bring the fair value of the shares issued to an average of $.16 per share, which was the fair value of the shares on the dates issued. In addition, the Company has a subscription receivable of $122,560 relating to these shares. The Company also, in the quarter ended December 31, 2003 received $65,000 relating to shares issued in the quarter ended September 30, 2003.

          There were 525,000 shares of stock cancelled in the quarter ended December 31, 2003 for accrued compensation to the officers of the Company at a fair value of $105,000 ($.20 per share).

          There were 1,210,000 shares of stock issued in the quarter ended September 30, 2003 for consulting services (including legal fees) at a fair value of $170,400 ($.14 per share).

          There were 5,625,000 shares of stock issued in the quarter ended September 30, 2003 for cash for $626,693 ($.11 per share). The Company recorded an additional $228,307 on these shares to record the discount provided and bring the fair value of the shares issued to an average of $.15 per share, which was the fair value of the shares on the dates issued. In addition, the Company has a subscription receivable of $65,000 relating to these shares. The Company also, in the quarter ended September 30, 2003 received $172,000 relating to shares issued in the quarter ended June 30, 2003.

          There were 985,000 shares of stock issued in the quarter ended September 30, 2003 for accrued compensation to the officers of the Company at a fair value of $165,000 ($.16 per share).

          There were 3,332,000 shares of stock issued in the quarter ended June 30, 2003 for consulting services (including legal fees) at a fair value of $261,960 ($.07 per share).

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Common Stock (Continued)
          ------------------------

          There were 8,280,000 shares of stock issued in the quarter ended June 30, 2003 for cash for $651,700 ($.079 per share). The Company recorded an additional $112,183 on these shares to record the discount provided and bring the fair value of the shares issued to an average of $.09 per share, which was the fair value of the shares on the dates issued. In addition, the Company has a subscription receivable of $172,000 relating to these shares.

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

          The Company, in the quarter ended March 31, 2003 received $43,900 relating to shares issued in 2002.

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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Treasury Stock
          --------------

          In January 2003, the Company instituted a buy back program of its own stock. For the year ended December 31, 2003, the Company bought back 291,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at December 31, 2003 represents the cost value of the treasury shares acquired by the Company.

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

          The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the granting of options in the years ended December 31, 2003 and 2002.

                                                                Weighted Average
                                                  Options        Exercise Price
                                               -------------    ----------------

     T & G2 (STI)
     Options outstanding at December 31, 2001      1,200,000    $          .0025
     Granted during the year                      10,200,000               .0025
     Surrendered, forfeited or expired                     0                   -
     Exercised                                    (2,000,000)              .0025
                                               -------------    ----------------

     Options outstanding at December 31, 2002      9,400,000               .0025

     T & G2 (STI)
     Options outstanding at December 31, 2002      9,400,000               .0025
     Granted during the year                               0               .0025
     Surrendered, forfeited or expired                     0                   -
     Exercised                                             0               .0025
                                               -------------    ----------------

     Options outstanding at December 31, 2003      9,400,000    $          .0025
                                               =============    ================

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Stock Options (Continued)
          -------------------------

          Exercisable options outstanding, and the related weighted average exercise price at December 31, 2003 and 2002 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

          The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2003 and 2002.


                                                    2003             2002
                                                ------------     ------------
     Outstanding options:
       Number outstanding                          9,400,000        9,400,000
       Weighted average exercise price          $      .0025     $      .0025
       Weighted average remaining
           contractual life in years                    6.50             7.50

     Exercisable options:
       Number outstanding                          9,400,000         9,400,000
       Weighted average exercise price          $      .0025     $      .0025


          If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Stock Options (Continued)
          -------------------------

                                                        2003              2002
                                                   --------------    --------------
     As reported net loss from continuing
     operations:                                   $   (2,354,632)   $  (10,308,282)

     Add: Stock-based compensation expense
     included in reported net loss from
     continuing operations, net of related tax
     effects                                       $            0    $            0

     Deduct: Total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                       $            0    $      (16,920)

     Pro forma loss from continuing operations     $   (2,354,632)   $  (10,325,202)

     Basic and diluted loss per share from
     continuing operations:

     As reported                                   $        (.419)   $        (.826)
     Pro forma                                     $        (.419)   $        (.827)

          The fair value of each option granted during the year ended December 31, 2003 and 2002, was $0.00 and $0.0018, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:


                                                    2003             2002
                                                ------------     ------------

     Risk-free interest rate                           4.00%            4.00%
     Expected life in years                            6.50             7.50
     Expected volatility                                100%             100%
     Expected dividend yield                              0%               0%

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          The Company has improved its operations in its Zingo subsidiary, and has been successful in the marketing of their products and have placed several units in the western United States since June of 2003. Management feels that Zingo will increase their sales by 600% in the upcoming year based on current billings per month and anticipated billings. STI has also started generating revenue, and Management feels that they have generated some good leads to have more of their units placed in the first six months of 2004.

          The Company has also signed a letter of intent to acquire a German Company with assets of more than $1,500,000 US dollars. The German Company will be instrumental in building a European presence for the Company in the distribution of the Company's products.

          The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - COMMITMENTS
          -----------

          The Company's Zingo products have received clearance in certain jurisdictions in the western and northwestern regions of the United States as a bingo game. With this clearance, the Company expects to bring the number of units operational to over 250 and additional units have been placed since December 31, 2003.

          In November 2002, the Company installed its Securetime system in a restaurant at a major Las Vegas, Nevada casino. The Company has also received an order for the Securetime system from a Native American business in Oklahoma and the installation was completed in late November. Both of these installations signed contracts for continuing and ongoing services in March 2003. Since December 31, 2003, Securetime has installed a biometric ID system in a bingo facility in Wyoming.

                          T & G2, INC. AND SUBSIDIARIES
                 (FORMERLY INTERNATIONAL MERCANTILE CORPORATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 12 - LITIGATION
          ----------

          In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company, as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff, as of March 25, 2004, has failed to respond to the Company's discovery demands. The Company will seek an Order of the Court dismissing this action due to plaintiff's failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of December 31, 2003.

          In an action commenced in or about March 2003 in the Superior Court of Union County New Jersey, the plaintiff seeks $35,000 for the Company's alleged breach of a Communications Agreement. The Company believes it owes only $15,000. During a mediation hearing held on December 10, 2003, the Company settled this matter for $17,500. The Company has made the required settlement payment and the case was dismissed in February 2004.

NOTE 13 - INVESTMENT
          ----------

          The Company's subsidiary, Zingo Sales, Ltd. formed a joint venture company as a 50% owner. This company has a 20% ownership in the management of a Bingo Hall. These consolidated financial statements have consolidated these operations, and reflects the investment in the management of the Bingo Hall on its consolidated balance sheet in accordance with the cost method, as its ownership percentage is 20%, and the Company does not exercise significant influence on the operational or financial decision making of that company.

NOTE 14 - SUBSEQUENT EVENTS
          -----------------

          The Company entered into various agreements for the installation of their gaming units. Since December 31, 2003, the Company has entered agreements for additional units, and have installed a biometric ID system in January 2004 in Wyoming.

          The Company in March 2004 signed a letter of intent to acquire a German Company with assets of more than $1,500,000 US dollars. The German Company will be instrumental in building a European presence for the Company in the distribution of the Company's products.

          In January 2004 the Company filed an S-8 registration for 3,500,000 shares of common stock with a proposed maximum offering price per share of $0.155 per share and a proposed maximum aggregate offering price of $542,500.

          On January 14, 2004, the Company entered into a Loan and Security Agreement and a Multiple Advance Promissory Note with a Bermuda company. This agreement establishes a multiple advance loan of a maximum of $2,600,000. As collateral for this note, the Company issued 668,000 shares of its Series B Preferred Stock. Additionally, the Company issued to the Bermuda company a warrant for the purchase of up to 6,000,000 shares of the Company's common stock A at an exercise price of $.15 per share. The warrants carry no registration rights.