Form 10QSB
period 2004-03-31
T & G2
filed 2004-05-19
CIK 51387

10QSB
                                      -----

                       Securities and Exchange Commission
                                Washington, D.C.

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________


                                    000-07693
                                    ---------
                            (Commission file number)


                                  T & G 2, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                               13-4096315
            ------                                               ----------
 (State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                           Identification No.)


       1 Anderson Road, Suite 105
       Bernardsville, New Jersey                                   07924
       --------------------------                                ----------
(Address of principal executive offices)                         (Zip Code)


                                 (908) 204-9911
                                 --------------
                           (Issuer's telephone number)


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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements
------------------------------











                                  T & G2, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

                          T & G2, INC. AND SUBSIDIARIES


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                         Page
                                                                         ----

Balance Sheet as of March 31, 2004                                        F-3

Statements of Operations for the Three Months Ended
 March 31, 2004 and 2003                                                  F-4

Statements of Cash Flows for the Three Months Ended
 March 31, 2004 and 2003                                                  F-5

Notes to Condensed Consolidated Financial Statements                      F-7

                          T & G2 INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS
                                     ------



Current Assets:
  Cash and cash equivalents                                     $        61,710
  Accounts receivable, net                                              109,567
  Investment                                                             25,575
  Prepaid expenses and other current assets                               4,398
                                                                ----------------

      Total Current Assets                                              201,250
                                                                ----------------

Fixed assets, net of depreciation                                       167,881
  Deposits                                                                2,070
                                                                ----------------

TOTAL ASSETS                                                    $       371,201
                                                                ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Note payable - other                                          $        45,000
  Accounts payable and accrued expenses                                 261,083
  Due to related parties                                                156,308
                                                                ----------------

      Total Current Liabilities                                         462,391
                                                                ----------------

      Total Liabilities                                                 462,391
                                                                ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
    authorized, 0 shares issued and outstanding                               -
  Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
    authorized, 2,950,703 shares issued and outstanding                   2,951
  Common Stock, Class A, $.001  Par Value; 250,000,000
    shares authorized, 39,334,077 shares issued and outstanding          39,334
  Common Stock, Class B, $.001  5,000,000 shares authorized
    5,000,000 shares issued and outstanding                               5,000
  Subscriptions receivable                                           (2,018,815)
  Stock issued as collateral for note payable                                 -
  Warrants                                                               62,500
  Additional paid-in capital                                         19,399,392
  Treasury stock, at cost, 291,400 shares                               (37,338)
  Deficit                                                           (17,544,214)
                                                                ----------------

      Total Stockholders' Equity (Deficit)                              (91,190)
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $       371,201
                                                                ================






               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                       2004                2003
                                                 ----------------    ----------------

OPERATING REVENUES
  Revenue                                        $       116,441     $         1,950

COST OF SALES                                             35,598                 781
                                                 ----------------    ----------------

GROSS PROFIT                                              80,843               1,169
                                                 ----------------    ----------------

OPERATING EXPENSES
  Professional fees and compensation expenses            356,465             101,178
  Advertising and marketing expenses                      27,183               4,930
  General and administrative expenses                     42,202              55,017
  Depreciation and amortization                           33,381              10,036
                                                 ----------------    ----------------
      Total Operating Expenses                           459,231             171,161
                                                 ----------------    ----------------

LOSS BEFORE OTHER (EXPENSE)                             (378,388)           (169,992)

OTHER (EXPENSE)
  Legal settlement                                       (17,500)                  -
  Interest expense, net                                   (3,217)            (10,385)
                                                 ----------------    ----------------
      Total Other (Expense)                              (20,717)            (10,385)
                                                 ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              (399,105)           (180,377)

Provision for Income Taxes                                     -                   -
                                                 ----------------    ----------------

NET LOSS APPLICABLE TO COMMON SHARES             $      (399,105)    $      (180,377)
                                                 ================    ================

NET LOSS PER BASIC AND DILUTED SHARES            $      (0.01084)    $      (0.00229)
                                                 ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  36,831,055          78,647,344
                                                 ================    ================









               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003




                                                                             2004                2003
                                                                       ----------------    ----------------

CASH FLOW FROM OPERTING ACTIVIITES
  Net loss                                                             $      (399,105)    $      (180,377)
                                                                       ----------------    ----------------
  Adjustments to reconcile net loss to net cash
    used in operating activities

    Depreciation                                                                33,381              10,036
    Amortization of unearned compensation                                            -               1,310
    Common stock issued for consulting services                                331,650                   -
    Common stock issued for legal                                                3,300                   -

  Changes in assets and liabilities
    (Increase) in accounts receivable                                          (65,731)               (150)
    (Increase) decrease in prepaid expenses and other current assets            (2,176)                453
    Increase (decrease) in accounts payable and
      and accrued expenses                                                     (14,367)             91,899
                                                                       ----------------    ----------------
    Total adjustments                                                          286,057             103,548
                                                                       ----------------    ----------------

    Net cash (used in) operating activities                                   (113,048)            (76,829)
                                                                       ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in amounts due to related parties                                     8,140              56,495
  Acquisition of fixed assets                                                   (1,136)             (7,610)
                                                                       ----------------    ----------------

    Net cash provided by investing activities                                    7,004              48,885
                                                                       ----------------    ----------------













               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



                          T & G2 INC., AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003




                                                                             2004                2003
                                                                       ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITES
  Proceeds from common stock issuances and stock subscriptions          $      106,000     $        43,900
  Net payments from issuance of notes payable - bank                                 -              (1,838)
  Repurchase of shares                                                               -             (35,800)
  Net proceeds from officers                                                         -              12,425
  Net proceeds from issuance of notes payable                                   45,000                   -
                                                                       ----------------    ----------------
     Net cash provided by financing activities                                 151,000              18,687
                                                                       ----------------    ----------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                                     44,956              (9,257)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                           16,754               9,676
                                                                       ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $        61,710     $           419
                                                                       ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Interest expense                                                     $        10,000     $        18,871
                                                                       ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

      Consulting services                                              $       331,650     $             -
                                                                       ================    ================
      Legal                                                            $         3,300     $             -
                                                                       ================    ================
  Common stock issued for accrued expenses                             $         7,500     $             -
                                                                       ================    ================

  Preferred stock issued for investment                                $     2,000,000     $             -
                                                                       ================    ================






               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

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

          Advertising
          -----------

          Costs  of   advertising   and  marketing  are  expensed  as  incurred.
          Advertising and marketing costs were $ 27,183 and $ 4,930 for the three months ended March 31, 2004 and 2003, respectively.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                        March 31,     March 31,
                                                          2004          2003
                                                       -----------   -----------

          Net Loss                                     ($ 399,105)   ($ 180,377)
                                                       -----------   -----------

          Weighted-average common shares
            outstanding (Basic)                        36,831,055    78,647,344

          Weighted-average common stock equivalents:
                Stock options                                   -             -
                Warrants                                        -             -
                                                                -             -

          Weighted-average common shares
              outstanding (Diluted)                    36,831,055    78,647,344
                                                       ===========   ===========

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the three months ended March 31, 2004 and 2003, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

          Reclassifications
          -----------------

          Certain amounts for the three months ended March 31, 2003 have been reclassified to conform to the presentation of the March 31, 2004 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2003.

          Recent Accounting Pronouncements
          --------------------------------

          In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business
          Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

          Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

          In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

          In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at March 31, 2004, since Management is of the opinion that all accounts receivable are fully collectible.

NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at March 31, 2004:

          Office equipment                             $    11,516
          Furniture and fixtures                             2,646
          Equipment - Zingo Sales                          258,447
          Time clock equipment                              38,730
          Time clock software                               54,144
                                                       ------------
                                                           365,483
                                                          (197,602)
                                                       ------------
                                Total                  $   167,881
                                                       ============

          Depreciation expense was $33,381 and $10,036 for the three months ended March 31, 2004 and 2003. A portion of these fixed assets were acquired when the Company was acquired by International Mercantile Corporation.

NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at March 31, 2004 was $0. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the three months ended March 31, 2004 and 2003 was $0 and $531, respectively.

NOTE 6 -  NOTES PAYABLE - OTHER
          ---------------------

          The Company pursuant to a note agreement dated May 28, 2002 with Protech Trading Inc. had a note payable in the amount of $68,800, due May 30, 2003. Interest on this note was payable quarterly, at one percent per quarter, four percent annually. In addition to receiving the funds from Protech, the Company issued them 200,000 shares of common stock for consulting in accordance with the agreement. The agreement between the parties was cancelled, and the note was forgiven, The Company had reclassified this note to additional paid in capital along with all accrued interest on the note as of December 31, 2003.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 6 -  NOTES PAYABLE - OTHER (CONTINUED)
          ---------------------

          In  March  2004,  the  Company   entered  into  an  agreement  with  a
          non-related entity for $45,000. The Company converted the note into 2,000,000 shares of common stock in April 2004.

NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to/from related parties at March 31, 2004 were $156,308 and consists of the following:

          A note payable to an officer totaling $27,871 at 10% interest, payable
          monthly,   due  on  demand.   At  March  31,  2004,  the  Company  has
          approximately $8,244 in accrued interest to this officer.

          Note receivable from a company through common ownership in the amount of $23,732 at March 31, 2004.

          Note payables to a company through common ownership in the amount of $142,969 at March 31, 2004, at 10% interest, payable monthly, due on demand. At March 31, 2004, the Company has approximately $10,927 in accrued interest to this company.

          The Company has $9,200 outstanding to another entity related through common ownership at March 31, 2004. At March 31, 2004, the Company has approximately $440 in accrued interest to this company.

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


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

          On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company ("Holtermann"), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company's Class A Common Stock. Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann is to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004.

NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          --------------------

          Preferred Stock
          ---------------

          At March 31, 2004, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

          Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of March 31, 2004, the Company has 2,950,713 shares issued and outstanding. 282,713 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A
          Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,713 shares have been cancelled of record. As of May 17, 2004 certificates representing 117,885 have been surrendered to the Company. An additional 668,000 shares were issued to a Bermuda company as collateral for a promissory note. These shares were valued at the par value and recorded against additional paid in capital as the preferred shares have no readily determinable market value. Effective April 9, 2004, the Company terminated this agreement due to this company's failure to make loan advances as set forth in the agreement. All shares have been surrendered to the Company.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Preferred Stock (Continued)
          ---------------------------

          The remaining 2,000,000 shares of the Class B Preferred Stock was issued in accordance with a March 24, 2004 Investment Exchange Agreement (the "Agreement") with Cross Capital Fund, LLC. ("Cross Capital"). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The first equity investment is expected to take place in May 2004. The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the condensed consolidated balance sheet at March 31, 2004. The Preferred shares convert to the Company's Class A Common Shares as set forth in the agreement.

          Common Stock
          ------------

          As of March 31, 2004, there were 250,000,000 shares authorized, and 39,334,077 issued and 39,042,677 outstanding shares of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000.

          As of March 31, 2004 there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company's common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

          The following shares of common stock Class A were issued for the three months ended March 31, 2004 and for the year ended December 31, 2003:

          On January 14, 2004, the Company entered into a Loan and Security Agreement and a Multiple Advance Promissory Note with a Bermuda company. This agreement establishes a multiple advance loan of a maximum of $2,600,000. As collateral for this note, the Company issued 668,000 shares of its Series B Preferred Stock. Additionally, the Company issued to the Bermuda company a warrant for the purchase of up to 6,000,000 shares of the Company's common stock A at an exercise price of $.15 per share. The warrants carry no registration rights. Both the Series B Preferred Stock and the warrants have be cancelled due to the Bermuda company's failure to fund the loan.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Common Stock (Continued)
          ------------------------

          The Company issued 3,585,000 shares to consultants at various fair market value prices for a total expense of $331,650 (average value of $.09 per share) during the three months ended March 31, 2004.

          The Company issued 30,000 shares for legal services for $3,00 (value of $.11 per share) during the three months ended March 31, 2004.

          The Company issued 50,000 shares during the three months ended March 31, 2004 in conversion of accrued expenses valued at $7.500 ($.15 per share).

          The Company received $106,000 of subscriptions receivable in the three months ended March 31, 2004 that related to stock issuances in 2003.

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


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

          There were 66,666,667 shares of stock cancelled in the quarter ended June 30, 2003 that were issued as collateral for a note payable agreement that the Company had entered into with Mercatus Partners, Ltd. These shares had a fair value of $8,666,667 ($.13 per share), and were being held in escrow. In April 2003, the Company amended the loan agreement and these shares were cancelled as a result of the amendment, and the Company issued 282,703 shares of Series B Preferred Stock at par value of $.001. As set forth above, those shares have similarly been cancelled.

          The Company, in the quarter ended March 31, 2003 received $43,900 relating to shares issued in 2002.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Treasury Stock
          --------------

          In January 2003, the Company instituted a buy back program of its own stock. For the three months ended March 31, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 291,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at March 31, 2004 represents the cost value of the treasury shares acquired by the Company.

NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

          The Company in April 2004 has also acquired a German Company with assets of more than $1,500,000 US dollars. The German Company will be instrumental in building a European presence for the Company in the distribution of the Company's products.

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - COMMITMENTS
          -----------

          The Company's Zingo products have received clearance in certain jurisdictions in the western and northwestern regions of the United States as a bingo game. With this clearance, the Company expects to bring the number of units operational to over 250 and additional units have been placed since March 31, 2004.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 11 - COMMITMENTS (CONTINUED)
          -----------

          In November 2002, the Company installed its Securetime system in a restaurant at a major Las Vegas, Nevada casino. The Company has also received an order for the Securetime system from a Native American business in Oklahoma and the installation was completed in late November. Both of these installations signed contracts for continuing and ongoing services in March 2003. In the first quarter of 2004, Securetime has installed a biometric ID system in a bingo facility in Wyoming.

NOTE 12 - LITIGATION
          ----------

          In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company's discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff's failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of March 31, 2004.

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 14 - SUBSEQUENT EVENTS
          -----------------

          The Company entered into various agreements for the installation of their gaming units. Since March 31, 2004, the Company has entered agreements for additional units.

          On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company ("Holtermann"), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company's Class A Common Stock. Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann is to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004.

          The Company in April 2004 issued 2,000,000 shares of common stock in conversion of a note payable for $45,000.

          Effective April 9, 2004, the Company cancelled 668,000 shares of Class B Preferred Stock they issued in connection with a Loan Agreement executed in January 2004. The cancellation was the result of the other party's failure to make loan advances as set forth in the agreement.

          Management's Discussion and Analysis of Financial Conditions
          ------------------------------------------------------------
                            and Results of Operations
                            -------------------------


Introduction
------------

The following discussion and analysis highlights the financial position of T & G2 (squared), Inc. (the "Company" or "us") at March 31, 2004 and compared to the first quarter ended March 31, 2003 and plan of operations for the three-month period ended March 31, 2004 and 2003. This discussion and analysis contained in our Quarterly Report on Form-10QSB for the Quarter ended March 31, 2004. Financial information contained within this report is condensed and reviewed. It is important to note that the Company had no operations in the year 2001 and in early 2002 and had a primary goal of finding a new business(s). In the year of 2002 T & G2 (formerly known as International Mercantile Corporation) changed its name to the current name the Company goes under (T & G2), effectuated a 1 for 8 reverse split and acquired two companies - Solutions Technology and Zingo Sales, Ltd. Subsequent to the 1st quarter, the Company acquired a German Based entity, Holtermann & Team GMBH, as a wholly-owned subsidiary. This entity will be the vehicle for conducting all foreign business operations. The business activities of the Company are now that of the three wholly owned subsidiaries. Comparisons are provided below on a consolidated basis for the whole Company. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations in the Company's two wholly owned subsidiaries and nothing for the newly acquired GmbH.

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

Plan of Operation
-----------------

The Company's management entered into a transaction for funding in the form of an equity financing. This financing is to provide $2,000,000 US dollars over approximately a 12-month period in equal installments. However, based on numerous factors, the funding may be completed sooner or later or may be front loaded. This funding transaction was entered into with Cross Capital Fund, LLC of New York. Additionally, the acquisition of Holtermann & Team GmbH, which occurred in April 2004brings with it a significant investment commitment of $950,000 with more than $145,000 cash already being advanced. To the Company with these transactions has drastically improved its liquidity position and is in a more advantageous position to execute it's business plan and succeed. However, until the Cross Capital Fund invests the up to $2,000,000 they plan to, there can be no assurance that the Company will raise the appropriate funds necessary to carry out its complete business plan. There were three other financing arrangements that the Company entered into, in the past year, issuing a total of 100,000,000 million shares of Class A Common and a Preferred Shares convertible into Class A Common. All three of these transactions never closed and the Company therefore has cancelled these shares. For the following nine-month period from April, 2004 to December, 2004 it is anticipated that the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the Funds already received and funds to be received from the Cross Capital Fund Investment and the Holtermann & Team GmbH acquisition and from operating activities.

The Company has made significant developments in the distribution of its products - namely in Zingo Sales with the distribution and placement of the Zingo Bingo Unit utilizing the Ultimate Bingo Game System. This is evidenced by an examination of the Company's Statement of Operations contained in this and other historical filings. For the first three months of 2003, the Company generated less than $2,000 in revenue compared with more than $116,000 for the comparative three months of 2004. In fact, the revenue of $116,441, in the 1st quarter of 2004 alone, shows an increase of more than 76% in sales as compared to the $65,969 in revenue generated for all of 2003. Assuming 50% of the capital, in the financings mentioned above, is actually funded, the Company looks to more than double the number of Bingo units (utilizing DoubleTime, Hotball or Bullet) in operation in the North America by the end of 2004. Additionally, Zingo Sales now expects to place bingo units just for the play of the regular session bingo game. While this is a lower revenue generator, it will bring solid fixed revenue to the company and will greatly enhance the overall revenue and earnings for the overall Company. Also, in the second quarter, the Company anticipates providing the necessary funds to implement a marketing and distribution plan for the placement of Solutions Technology's time clocks - the SecureTime System. Third, expansion into the European Union and other viable markets will be explored. The likelihood of some sort of sales overseas in 2004 seems to be very likely. It now appears that Zingo Sales will be a profitable entity going forward. In fact, in the first three months of 2004, Zingo Generated a net profit of approximately $45,000. Managements goal is to bring the other two wholly owned subsidiaries to profitability by the end of the 2004-year.

Liquidity and Capital Resources
-------------------------------

For the three-months ended March 31, 2004, the Company used ($113,048) in operating activities compared to ($76,829) for the three-months ended March 31, 2003. The increase in cash used in operating activities of $36,219 is most attributable to additional shares of stock being issued for services and the decrease in accounts payable and accrued expenses. The Company has continued to borrow certain amounts from related parties to finance the beginning production costs for its time clocks and computerized bingo systems. The Company has made significant progress with respect to future funding. Funding is expected shortly, which will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. Once the recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2004, had a working capital deficit. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company has realized installations for its bingo equipment and has many pending orders. It now appears that the company has a realistic chance to reach cash flow positive by the end of the second quarter (June 30, 2004) of this year.

Controls and Procedures
-----------------------

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

     None.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None.


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2004.


Item 5.   Other Information
---------------------------

     None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               14.1           Code of Ethics

               31.1 Certification of the Principal Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Principal Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               On April 28, 2004, the Company filed a Curent Report on Form 8-K under Item 2 reporting an Acquisition Agreement with Holtermann & Team, GmbH, a German Company to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company's Class A Common Stock, and under Item 5 reporting on or about March 24, 2004, the Company entered into an Investment Exchange Agreement with Cross Capital Fund, LLC.

               On April 28, 2004, the Company filed a Curent Report on Form 8K/A under Item 5 reporting effective April 9, 2004, the Company terminated the Loan and Security Agreement and a Multiple Advance Promissory Note that it had entered into with Finanzinvest, Ltd. on January 14, 2004, due to the Lender's failure to make loan advances as set forth in the Loan Agreement.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


T & G 2, Inc.


Date: May 18, 2004               By:  /s/ James Farinella
                                      -------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President