Form 10QSB
period 2004-06-30
SoftNet Technology Corp.
filed 2004-08-20
CIK 51387

Securities and Exchange Commission
                                Washington, D.C.

                                   FORM 10QSB
                                   ----------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ------------


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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements
------------------------------














                                  T & G2, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                          T & G2, INC. AND SUBSIDIARIES


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                         Page
                                                                         ----

Condensed Consolidated Balance Sheet as of June 30, 2004                  4

Condensed Consolidated Statements of Operations for the
   Six and Three Months Ended June 30, 2004 and 2003                      5

Condensed Consolidated Statement of Comprehensive Income
   (Loss) for the Six Months Ended June 30, 2004 and 2003                 6

Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 2004 and 2003                              7 - 8

Notes to Condensed Consolidated Financial Statements                      9

                          T & G2 INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                                            $        42,810
  Accounts receivable, net                                                                     280,643
  Investment                                                                                    25,575
  Prepaid expenses and other current assets                                                     39,493
                                                                                       ----------------

      Total Current Assets                                                                     388,521
                                                                                       ----------------

  Fixed assets, net of depreciation                                                            155,289
    Deposits                                                                                     2,070
    Goodwill, net of impairment                                                                400,000
                                                                                       ----------------

TOTAL ASSETS                                                                           $       945,880
                                                                                       ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                                                  $       187,525
  Accounts payable and accrued expenses                                                        544,399
  Due to related parties                                                                       138,416
                                                                                       ----------------

      Total Current Liabilities                                                                870,340
                                                                                       ----------------

      Total Liabilities                                                                        870,340
                                                                                       ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
     authorized, 0 shares issued and outstanding                                                     -
  Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
     authorized, 2,950,703 shares issued and outstanding                                         2,951
  Common Stock, Class A, $.001  Par Value; 250,000,000
     shares authorized, 63,192,136 shares issued and 62,900,736 shares outstanding              63,192
  Common Stock, Class B, $.001  5,000,000 shares authorized
     5,000,000 shares issued and outstanding                                                     5,000
  Subscriptions receivable                                                                  (2,058,745)
  Warrants                                                                                      62,500
  Additional paid-in capital                                                                20,652,695
  Treasury stock, at cost, 291,400 shares                                                      (37,338)
  Accumulated Other Comprehensive Income (Loss)                                                 (2,921)
  Deficit                                                                                  (18,611,794)
                                                                                       ----------------

      Total Stockholders' Equity (Deficit)                                                      75,540
                                                                                       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $       945,880
                                                                                       ================








               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                            SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                         2004               2003                2004               2003
                                                   ----------------   ----------------    ----------------   ----------------

OPERATING REVENUES
  Revenue                                          $       162,428    $        11,883     $        45,987    $         9,933

COST OF SALES                                               76,658              6,309              41,060              5,528
                                                   ----------------   ----------------    ----------------   ----------------

GROSS PROFIT                                                85,770              5,574               4,927              4,405
                                                   ----------------   ----------------    ----------------   ----------------

OPERATING EXPENSES
   Professional fees and compensation expenses             398,410            586,061              41,945            484,883
   Advertising and marketing expenses                       54,758            117,772              27,575            112,842
   General and administrative expenses                     101,183            122,137              58,981             67,120
   Depreciation                                             72,354             37,341              38,973             27,305
                                                   ----------------   ----------------    ----------------   ----------------
       Total Operating Expenses                            626,705            863,311             167,474            692,150
                                                   ----------------   ----------------    ----------------   ----------------

LOSS BEFORE OTHER (EXPENSE)                               (540,935)          (857,737)           (162,547)          (687,745)

OTHER (EXPENSE)
   Legal settlement                                        (17,500)                 -                   -                  -
   Impairment of goodwill                                 (849,964)                 -            (849,964)                 -
   Interest expense, net                                   (58,286)           (20,632)            (55,069)           (10,247)
                                                   ----------------   ----------------    ----------------   ----------------
       Total Other (Expense)                              (925,750)           (20,632)           (905,033)           (10,247)
                                                   ----------------   ----------------    ----------------   ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              (1,466,685)          (878,369)         (1,067,580)          (697,992)

Provision for Income Taxes                                       -             (1,092)                  -             (1,092)
                                                   ----------------   ----------------    ----------------   ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $    (1,466,685)   $      (879,461)    $    (1,067,580)   $      (699,084)
                                                   ================   ================    ================   ================

NET LOSS PER BASIC AND DILUTED SHARES              $      (0.03239)   $      (0.01093)    $      (0.02042)   $      (0.01696)
                                                   ================   ================    ================   ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  45,288,025         80,476,540          52,277,261         41,230,203
                                                   ================   ================    ================   ================







               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




Deficit, December 31, 2003                                      $   (17,145,109)


Net loss for the six months ended June 30, 2004                      (1,466,685)
                                                                ----------------

TOTAL DEFICIT JUNE 30, 2004                                     $   (18,611,794)
                                                                ================


Comprehensive (loss), December 31, 2003, net of tax             $             -

Other comprehensive income, net of tax:

 Foreign currency loss for the six months ended June 30, 2004            (2,921)
                                                                ----------------

Accumulated other comprehensive (loss)                          $        (2,921)
                                                                ================

Deficit, December 31, 2002                                      $   (14,790,477)


Net loss for the six months ended June 30, 2003                        (879,461)
                                                                ----------------

TOTAL DEFICIT JUNE 30, 2003                                     $   (15,669,938)



Comprehensive (loss), December 31, 2002, net of tax             $             -

Other comprehensive income, net of tax:

 Foreign currency loss for the six months ended June 30, 2003                 -
                                                                ----------------

Accumulated other comprehensive (loss)                          $             -
                                                                ================












               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2 INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




                                                                           2004                2003
                                                                     ----------------    ----------------

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                          $    (1,466,685)    $      (879,461)
                                                                     ----------------    ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation                                                             72,354              37,341
     Amortization of unearned compensation                                         -               1,310
     Common stock issued for consulting services                             331,650             374,143
     Common stock issued for legal                                             3,300                   -
     Impairment of goodwill                                                  849,964                   -
     Foreign currency change                                                  (2,921)                  -
     Cash received in acquisition of subsidiary                               10,325                   -

  Changes in assets and liabilities
     (Increase) in accounts receivable                                       (71,707)             (2,602)
     (Increase) in prepaid expenses and other current assets                  (1,521)             (5,708)
     Increase (decrease) in accounts payable and
       and accrued expenses                                                   (4,665)            135,082
                                                                     ----------------    ----------------
     Total adjustments                                                     1,186,779             539,566
                                                                     ----------------    ----------------

     Net cash (used in) operating activities                                (279,906)           (339,895)
                                                                     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in amounts due to related parties                                 (9,752)            (71,497)
   Acquisition of fixed assets                                               (27,517)            (42,487)
                                                                     ----------------    ----------------

     Net cash (used in) investing activities                                 (37,269)           (113,984)
                                                                     ----------------    ----------------











               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.




                          T & G2 INC., AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




                                                                           2004                2003
                                                                     ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITES
   Proceeds from common stock issuances and stock subscriptions      $       343,231     $       523,600
   Net payments from issuance of notes payable - bank                              -              (2,539)
   Repurchase of shares                                                            -             (35,800)
                                                                     ----------------    ----------------
     Net cash provided by financing activities                               343,231             485,261
                                                                     ----------------    ----------------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                                 26,056              31,382

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                       16,754               9,676
                                                                     ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $        42,810     $        41,058
                                                                     ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                 $        10,000     $         1,317
                                                                     ================    ================
    Income taxes                                                     $             -     $         1,092
                                                                     ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting services                                           $       331,650     $       374,143
                                                                     ================    ================
       Legal                                                         $         3,300     $             -
                                                                     ================    ================
   Common stock issued for accrued expenses                          $         7,500     $             -
                                                                     ================    ================

   Preferred stock issued for investment                                   2,000,000     $             -
                                                                     ================    ================

   Stock issued for conversion of debt                               $             -     $        45,200
                                                                     ================    ================
   Stock issued for collateral for note payable                      $             -     $     2,247,000
                                                                     ================    ================

   Fair value of the net liabilities acquired                        $       260,289     $             -
   Goodwill acquired                                                      (1,249,964)                  -
   Common stock issued for accrued expenses                                1,000,000                   -
                                                                     ----------------    ----------------

                                                                     $        10,325     $             -
                                                                     ================    ================





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------
          (CONTINUED)

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

          The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock.

          The Company announced on July 22, 2004 a name change to Softnet Technology Corp.


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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

          Comprehensive Income
          --------------------

          The Company adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

          Comprehensive   income  is  a  more  inclusive   financial   reporting
          methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

          Advertising
          -----------

          Costs  of   advertising   and  marketing  are  expensed  as  incurred.
          Advertising and marketing costs were $ 54,758 and $ 117,772 for the six months ended June 30, 2004 and 2003, respectively.

          Goodwill and Other Intangible Assets
          ------------------------------------

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisition of Holtermann recognized $1,249,964 of goodwill. The Company has determined that $849,964 of this goodwill has been impaired as of June 30, 2004. The remaining $400,000 has been reflected as goodwill on the condensed consolidated balance sheet at June 30, 2004.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                           June 30,            June 30,
                                                             2004                2003
                                                       ----------------    ----------------

          Net Loss                                         ($1,466,685)          ($879,461)
                                                       ----------------    ----------------

          Weighted-average common shares
            outstanding (Basic)                             45,288,025          80,476,540

          Weighted-average common stock equivalents:
                Stock options                                        -                   -
                Warrants                                             -                   -
                                                                     -                   -

          Weighted-average common shares
              outstanding (Diluted)                         45,288,025          80,476,540
                                                       ================    ================

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended June 30, 2004 and 2003, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

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

          Reclassifications
          -----------------

          Certain amounts for the six months ended June 30, 2003 have been reclassified to conform to the presentation of the June 30, 2004 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2003.

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


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


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at June 30, 2004, since Management is of the opinion that all accounts receivable are fully collectible.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at June 30, 2004:

          Office equipment                             $   11,516
          Furniture and fixtures                            2,646
          Equipment - Zingo Sales                         284,828
          Time clock equipment                             38,730
          Time clock software                              54,144
                                                       -----------
                                                          391,864
                                                         (236,575)
                                                       -----------
                                   Total               $  155,289
                                                       ===========

          Depreciation expense was $72,354 and $37,341 for the six months ended June 30, 2004 and 2003. A portion of these fixed assets were acquired when the Company was acquired by International Mercantile Corporation.


NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at June 30, 2004 was $0. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the six months ended June 30, 2004 and 2003 was $0 and $1,069, respectively.

          The Company's German subsidiary, Holtermann, has a note payable outstanding with a bank in the amount of $187,525 at June 30, 2004.


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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to/from related parties at June 30, 2004 were $138,416 and consists of the following:

          A note payable to an officer at 10% interest, payable monthly, due on demand. At June 30, 2004, the Company has paid off this note, and there remains $6,415 in accrued interest to this officer.

          Note receivable from a company through common ownership in the amount of $23,752 at June 30, 2004.

          Note payables to a company through common ownership in the amount of $152,968 at June 30, 2004, at 10% interest, payable monthly, due on demand. At June 30, 2004, the Company has approximately $12,505 in accrued interest to this company.

          The Company has $9,200 outstanding to another entity related through common ownership at June 30, 2004. At June 30, 2004, the Company has approximately $560 in accrued interest to this company.

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 8 -  ACQUISITIONS (CONTINUED)
          ------------

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

          The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock.


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          Preferred Stock
          ---------------

          At June 30, 2004, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

          Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of June 30, 2004, the Company has 2,950,713 shares issued and outstanding. 282,713 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A
          Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,713 shares have been cancelled of record. As of June 30, 2004 certificates representing 117,885 have been surrendered to the Company. An additional 668,000 shares were issued to a Bermuda company as collateral for a promissory note. These shares were valued at the par value and recorded against additional paid in capital as the preferred shares have no readily determinable market value. Effective April 9, 2004, the Company terminated this agreement due to this company's failure to make loan advances as set forth in the agreement. All shares have been surrendered to the Company.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Preferred Stock (Continued)
          ---------------------------

          The remaining 2,000,000 shares of the Class B Preferred Stock was issued in accordance with a March 24, 2004 Investment Exchange Agreement (the "Agreement") with Cross Capital Fund, LLC. ("Cross Capital"). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the condensed consolidated balance sheet at June 30, 2004. The Preferred shares convert to the Company's Class A Common Shares as set forth in the agreement.

          Common Stock
          ------------

          As of June 30, 2004, there were 250,000,000 shares authorized, and 63,192,136 issued and 62,900,736 outstanding shares of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000.

          As of June 30, 2004 there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company's common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

          The following shares of common stock Class A were issued for the six months ended June 30, 2004 and for the year ended December 31, 2003:

          The Company in the quarter ended June 30, 2004 issued 13,858,059 shares of common stock for cash in the amount of $237,231. In addition, the Company has a subscription receivable of $39,930 due for a portion of these shares. This amount was collected in July 2004.

          The Company in April 2004 issued 10,000,000 shares of common stock to Holtermann valued at $1,000,000 for the acquisition of that company.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Common Stock (Continued)
          ------------------------

          On January 14, 2004, the Company entered into a Loan and Security Agreement and a Multiple Advance Promissory Note with a Bermuda company. This agreement establishes a multiple advance loan of a maximum of $2,600,000. As collateral for this note, the Company issued 668,000 shares of its Series B Preferred Stock. Additionally, the Company issued to the Bermuda company a warrant for the purchase of up to 6,000,000 shares of the Company's common stock A at an exercise price of $.15 per share. The warrants carry no registration rights. Both the Series B Preferred Stock and the warrants have been cancelled due to the Bermuda company's failure to fund the loan.

          The Company issued 3,585,000 shares to consultants at various fair market value prices for a total expense of $331,650 (average value of $.09 per share) during the quarter ended March 31, 2004.

          The Company issued 30,000 shares for legal services for $3,300 (value of $.11 per share) during the quarter ended March 31, 2004.

          The Company issued 50,000 shares during the quarter ended March 31, 2004 in conversion of accrued expenses valued at $7.500 ($.15 per share).

          The Company received $106,000 of subscriptions receivable in the quarter ended March 31, 2004 that related to stock issuances in 2003.

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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


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

          Treasury Stock
          --------------

          In January 2003, the Company instituted a buy back program of its own stock. For the six months ended June 30, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 291,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at June 30, 2004 represents the cost value of the treasury shares acquired by the Company.


NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          The Company has improved its operations through its acquisitions of Holtermann and WholesaleByUs, and has been affected by recent legislative mandates on the gaming industry that has lead to a portion of the Zingo unit revenue being diminished. Management feels that through their recent acquisitions, the Company will develop positive operations and cash flows in those subsidiaries offsetting potential losses in Zingo and STI.

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 11 - COMMITMENTS
          -----------

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


NOTE 12 - LITIGATION
          ----------

          In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company's discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff's failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of June 30, 2004.

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


NOTE 13 - INVESTMENT
          ----------

          The Company's subsidiary, Zingo Sales, Ltd. formed a joint venture company as a 50% owner. This company has a 20% ownership in the management of a Bingo Hall. These consolidated financial statements have consolidated these operations, and reflects the investment in the management of the Bingo Hall on its condensed consolidated balance sheet in accordance with the cost method, as its ownership percentage is 20%, and the Company does not exercise significant influence on the operational or financial decision making of that company.

                          T & G2, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 14 - SUBSEQUENT EVENTS
          -----------------

          The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock.

          The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

                      Management's Discussion and Analysis
                      ------------------------------------
                of Financial Conditions and Results of Operations
                -------------------------------------------------

Introduction
------------

The following discussion and analysis highlights the financial position of T & G2 (squared), Inc. (the "Company" or "us") at June 30, 2004 and compared to the second quarter ended June 30, 2003 and plan of operations for the six-month periods ended June 30, 2004 and 2003. Financial information contained within this report is condensed and reviewed. In the year of 2002 T & G2 (formerly known as International Mercantile Corporation) changed its name to the current name the Company goes under (T & G2), effectuated a 1 for 8 reverse split and acquired two companies - Solutions Technology and Zingo Sales. In July of 2004, the Company sold Zingo sales to a third party company. In the second quarter of 2004, the Company acquired Holtermann & Team GmbH, a German Based Company. Post June 30, 2004, The Company purchased Wholesalebyus, LLC as a wholly owned subsidiary. Subsequently, the name of the Company was changed to SoftNet Technology Corp to better reflect the business direction of the new Company. The business activities of the Company are now that of the wholly owned subsidiaries. Comparisons are provided below but the Company is not yet able to show a year-by-year comparison of business activities because of the change on business operations. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations in the Company's two wholly owned subsidiaries. In 2002, the Company was mainly focused on research and development and testing of the new products developed in the subsidiary companies.

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

Plan of Operation
-----------------

The Company's management entered into a transaction for funding in the form of a debt financing. Additionally, business combinations with entities with significant cash and commitments for cash were accomplished in the last 6 months. Management is currently enhancing their business plan to incorporate the new subsidiaries acquired in this fiscal year, and is in process of trying to raise the appropriate funds to execute this business plan. There can, however, be no assurances that this money will be raised in the near future. Additionally, the Company achieved a listing on the third level of the Berlin Stock Exchange. Active trading for the Company's shares began in the first week of July 2004. Absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, in the third and fourth quarters, the Company anticipates to further expand and generate revenues from the sale of their time clocks and the continued growth of the new subsidiary, Wholesalebyus. The Company's management has had ongoing discussions with investment bankers pertaining to additional financing as a backup or second option in the case that the transaction already entered into by the Company does not completely fund. This would include a possible stair step-financing plan. This may encompass a first and second level of private placements, bridge financing, and mezzanine financing. However, there can be no assurance management will be successful in these endeavors. However, with the listing on the Berlin Exchange and Frankfurt Exchange, the Company has greatly increased its chances of success for raising capital.

Liquidity and Capital Resources
-------------------------------

For the six-months ended June, 2004, the Company used $279,906 in operating activities compared to $339,895 for the six-months ended June, 2003. The actual cash used was mainly for the marketing and distribution of the Company's products. The first and second quarter of 2004 shows an increase in actual cash used and the issuance of stock for consulting fees for the development of the Company's business operations. These increases were to improve the distribution for the current product lines and to increase the visibility of the Company in the business community. The Company has made significant progress with respect to future funding. Further funding is expected shortly, which will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. Once the significant recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2004, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the acquisition of Wholsalebyus brings significant cash flow to the Company and appears ready to grow very quickly in the coming months. It now appears that the Company has a realistic chance to reach cash flow positive by the end of the fourth quarter (December, 2004) of this year. The Company is also in the process of creating new distribution for the SecureTime System in numerous jurisdictions. On another note, The Company's wholly owned subsidiary, Solutions Technology, is now in the process of putting into place numerous distribution and sales agreements for the SecureTime System. It is anticipated that the new distribution currently being set up for the Time and Attendance product will begin to show significant gains in the near future. Solutions Technology is expected to begin contributing to the overall sales of the company in a significant way in early 2005.

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


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               31.1 Certification of the Principal Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Principal Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               On April 28, 2004, the Company filed a Curent Report on Form 8-K under Item 5 reporting an an Agency Agreement with Registrar and Transfer Company whereby the Company appointed Registrar and Transfer Company to act as its transfer agent, with regard to it Class A Common Stock ("Stock"), in place and in stead of American Stock Transfer & Trust Corp. At the time of appointment, 250,000,000 shares of Stock were authorized and 51,334,077 shares of Stock were outstanding. The Company will maintain, internally, the records of any issuances of any class of the Company's stock other than the Class A Common Stock.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


T & G 2, Inc.


Date: August 20, 2004            By:  /s/ James Farinella
                                      -------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President