Form 10QSB/A
period 2004-06-30
SoftNet Technology Corp.
filed 2004-08-24
CIK 51387

Securities and Exchange Commission
                                Washington, D.C.

                                  FORM 10QSB/A
                                  ------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 77,125,469 as of July 30, 2004

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


T & G 2, Inc.


Date: August 24, 2004            By:  /s/ James Farinella
                                      -------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President