Form 10QSB
period 2004-09-30
SoftNet Technology Corp.
filed 2004-11-22
CIK 51387

Securities and Exchange Commission
                                Washington, D.C.

                                   FORM 10QSB
                                   ----------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ------------


                                    000-07693
                                    ---------
                            (Commission file number)


                         SoftNet Technology Corporation
                         ------------------------------
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

                                  T & G2, Inc.
                   ------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 108,555,744 shares of Common Stock, $0.001 par value, as of November 22, 2004; 5,000,000 Class B $0.001 par value as of November 22, 2004.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements
------------------------------





                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                       Page
                                                                       ----

Balance Sheet as of September 30, 2004                                  4

Statements of Operations for the Nine and Three Months Ended
     September 30, 2004 and 2003                                        5

Statement of Comprehensive Income (Loss) for the Nine Months Ended
     September 30, 2004 and 2003

Statements of Cash Flows for the Nine Months Ended
     September 30, 2004 and 2003                                        6

Notes to Condensed Consolidated Financial Statements                    8

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                       $      16,841
  Accounts receivable, net                                              173,346
  Note receivable                                                       300,000
  Prepaid expenses and other current assets                              15,008
                                                                  --------------

      Total Current Assets                                              505,195
                                                                  --------------

  Fixed assets, net of depreciation                                      18,724
  Deposits                                                                2,070
  Goodwill, net of impairment                                           400,000
                                                                  --------------

TOTAL ASSETS                                                      $     925,989
                                                                  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Note payable - bank                                             $     194,611
  Accounts payable and accrued expenses                                 536,192
  Due to related parties                                                139,878
                                                                  --------------

      Total Current Liabilities                                         870,681
                                                                  --------------

      Total Liabilities                                                 870,681
                                                                  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
    authorized, 0 shares issued and outstanding                               -
  Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
    authorized, 2,950,703 shares issued and outstanding                   2,951
  Common Stock, Class A, $.001  Par Value; 250,000,000
    shares authorized, 230,625,469 shares issued and 230,334,069
    shares outstanding                                                  230,625
  Common Stock, Class B, $.001 5,000,000 shares authorized
    5,000,000 shares issued and outstanding                               5,000
  Subscriptions receivable                                           (2,036,245)
  Warrants                                                               62,500
  Additional paid-in capital                                         21,568,262
  Treasury stock, at cost, 291,400 shares                               (37,338)
  Collateral for note agreement                                        (900,000)
  Accumulated Other Comprehensive Income (Loss)                          (1,025)
  Deficit                                                           (18,839,422)
                                                                  --------------

      Total Stockholders' Equity (Deficit)                               55,308
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $     925,989
                                                                  ==============




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                         2004               2003                2004               2003
                                                   ----------------   ----------------    ----------------   ----------------
                                                                       (Reclassified)                         (Reclassified)

OPERATING REVENUES
  Revenue                                          $        74,451    $        12,915     $        71,000    $         1,032

COST OF SALES                                              108,827              2,529              78,267                  -
                                                   ----------------   ----------------    ----------------   ----------------

GROSS PROFIT                                               (34,376)            10,386              (7,267)             1,032
                                                   ----------------   ----------------    ----------------   ----------------

OPERATING EXPENSES
  Professional fees and compensation expenses              527,752          1,147,968             135,893            558,127
  Advertising and marketing expenses                        72,317            300,744              18,929            182,972
  General and administrative expenses                      141,322            215,840              83,146            104,283
  Depreciation                                              15,715             30,851               5,312             10,283
                                                   ----------------   ----------------    ----------------   ----------------
      Total Operating Expenses                             757,106          1,695,403             243,280            855,665
                                                   ----------------   ----------------    ----------------   ----------------

LOSS BEFORE OTHER (EXPENSE)                               (791,482)        (1,685,017)           (250,547)          (854,633)

OTHER (EXPENSE)
  Legal settlement                                         (17,500)                 -                   -                  -
  Impairment of goodwill                                  (849,964)                 -                   -                  -
  Interest expense, net                                    (59,931)           (30,379)             (1,645)            (9,747)
                                                   ----------------   ----------------    ----------------   ----------------
      Total Other (Expense)                               (927,395)           (30,379)             (1,645)            (9,747)
                                                   ----------------   ----------------    ----------------   ----------------

NET LOSS FROM CONTINUING OPERATIONS                     (1,718,877)        (1,715,396)           (252,192)          (864,380)
                                                   ----------------   ----------------    ----------------   ----------------

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations,
  net of income taxes                                         8,482            (78,512)              8,482            (58,459)
Gain (loss) on disposal                                     16,082           (225,711)             16,082           (105,240)
                                                   ----------------   ----------------    ----------------   ----------------

      Total Discontinued Operations                         24,564           (304,223)             24,564           (163,699)
                                                   ----------------   ----------------    ----------------   ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              (1,694,313)        (2,019,619)           (227,628)        (1,028,079)

Provision for Income Taxes                                       -             (1,092)                  -                  -
                                                   ----------------   ----------------    ----------------   ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $    (1,694,313)   $    (2,020,711)    $      (227,628)   $    (1,028,079)
                                                   ================   ================    ================   ================

NET LOSS PER BASIC AND DILUTED SHARES
  From continuing operations                       $      (0.03039)   $      (0.02699)    $      (0.00320)   $      (0.02855)
                                                   ================   ================    ================   ================
  From discontinued operations                     $       0.00015    $      (0.00124)    $       0.00011    $      (0.00193)
                                                   ================   ================    ================   ================
  From sale of subsidiary                          $       0.00028    $      (0.00355)    $       0.00020    $      (0.00348)
                                                   ================   ================    ================   ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  56,568,967         63,560,380          78,885,614         30,279,675
                                                   ================   ================    ================   ================





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003




Deficit, December 31, 2003                                              $   (17,145,109)

Net loss for the nine months ended September 30, 2004                        (1,694,313)

TOTAL DEFICIT SEPTEMBER 30, 2004                                        $   (18,839,422)
                                                                        ================


Comprehensive (loss), December 31, 2003, net of tax                     $             -

Other comprehensive income, net of tax:

Foreign currency loss for the nine months ended September 30, 2004               (1,025)
                                                                        ----------------

Accumulated other comprehensive (loss)                                  $        (1,025)
                                                                        ================


Deficit, December 31, 2002                                              $   (14,790,477)


Net loss for the nine months ended September 30, 2003                        (2,020,711)
                                                                        ----------------

TOTAL DEFICIT SEPTEMBER 30, 2003, as reclassified                       $   (16,811,188)
                                                                        ================


Comprehensive (loss), December 31, 2002, net of tax                     $             -

Other comprehensive income, net of tax:

Foreign currency loss for the nine months ended September 30, 2003                    -
                                                                        ----------------

Accumulated other comprehensive (loss)                                  $             -
                                                                        ================











               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                           2004                2003
                                                                     ----------------    ----------------
                                                                                          (Reclassified)

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                          $    (1,694,313)    $    (2,020,711)
                                                                     ----------------    ----------------
   Adjustments to reconcile net loss to net cash
      used in operating activities

      Depreciation                                                            15,715              30,851
      Amortization of unearned compensation                                        -               1,310
      Common stock issued for consulting services                            331,650             937,848
      Common stock issued for legal                                            3,300                   -
      Impairment of goodwill                                                 849,964                   -
      (Gain) loss from discontinued operations, net of income taxes           (8,482)             78,512
      Gain (loss) on disposal                                                  9,997              40,777
      Foreign currency change                                                 (1,025)                  -
      Cash received in acquisition of subsidiary                              10,325                   -

  Changes in assets and liabilities
      (Increase) in accounts receivable                                      (73,061)                  -
      (Increase) in prepaid expenses and other current assets                 23,614              (6,596)
      Increase (decrease) in accounts payable and
        and accrued expenses                                                 (12,872)             56,895
                                                                     ----------------    ----------------
      Total adjustments                                                    1,149,125           1,139,597
                                                                     ----------------    ----------------

      Net cash (used in) operating activities                               (545,188)           (881,114)
                                                                     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in amounts due to related parties                                 (8,290)           (278,475)
   Acquisition of fixed assets                                                (2,252)                  -
                                                                     ----------------    ----------------

      Net cash (used in) investing activities                                (10,542)           (278,475)
                                                                     ----------------    ----------------








               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                           2004                2003
                                                                     ----------------    ----------------
                                                                                          (Reclassified)

CASH FLOWS FROM FINANCING ACTIVITES
   Proceeds from common stock issuances and stock subscriptions      $       548,731     $     1,292,293
   Net payments from issuance of notes payable - bank                          7,086             (32,705)
   Net payments from issuance of notes payable - other                             -              (9,400)
   Repurchase of shares                                                            -             (36,569)
                                                                     ----------------    ----------------
      Net cash provided by financing activities                              555,817           1,213,619
                                                                     ----------------    ----------------

NET INCREASE IN
   CASH AND CASH EQUIVALENTS                                                      87              54,030

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                                        16,754               9,676
                                                                     ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $        16,841     $        63,706
                                                                     ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                  $        19,053     $         4,328
                                                                     ================    ================
   Income taxes                                                      $             -     $         1,092
                                                                     ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
   Issuance of common stock for:

      Consulting services                                            $       331,650     $       727,648
                                                                     ================    ================
      Compensation                                                   $             -     $       210,200
                                                                     ================    ================
      Legal                                                          $         3,300     $             -
                                                                     ================    ================
   Common stock issued for accrued expenses                          $         7,500     $             -
                                                                     ================    ================

   Preferred stock issued for investment                             $     2,000,000     $             -
                                                                     ================    ================

   Stock issued for conversion of debt                               $             -     $        45,200
                                                                     ================    ================
   Stock issued for collateral for note payable                      $             -     $     2,247,000
                                                                     ================    ================

   Fair value of the net liabilities acquired                        $       260,289     $             -
   Goodwill acquired                                                      (1,249,964)                  -
   Common stock issued for accrued expenses                                1,000,000                   -
                                                                     ----------------    ----------------

                                                                     $        10,325     $             -
                                                                     ================    ================

   Cancellation of stock for collateral for note payable             $       900,000     $    10,913,667
                                                                     ================    ================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


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

          In addition to STI being a wholly owned subsidiary, the Company acquired Zingo Sales Ltd. ("Zingo") in March 2002 in a 2,500,000 share Class A common stock acquisition. Zingo's mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product was a fixed based bingo unit, for which sales had been generated late in 2002. The Company sold this segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed consolidated balance sheet.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------

          The Company has reflected the results of this subsidiary in the discontinued operations section of the statements of operations, and has reclassified the 2003 numbers to show retroactive treatment for this disposal in accordance with SFAS 144.

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

          The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The shares of stock have not been issued as of September 30, 2004.

          The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

          Fixed Assets
          ------------

          Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

          Furniture and fixtures                      7    Years
          Office equipment                          3 to 5 Years
          Time clock equipment                       1.5   Years
          Time clock software                         3    Years

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

          Advertising
          -----------

          Costs  of   advertising   and  marketing  are  expensed  as  incurred.
          Advertising and marketing costs were $ 72,217 and $ 300,744 for the nine months ended September 30, 2004 and 2003, respectively.

          Goodwill and Other Intangible Assets
          ------------------------------------

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisition of Holtermann recognized $1,249,964 of goodwill. The Company has determined that $849,964 of this goodwill has been impaired as of September 30, 2004. The remaining $400,000 has been reflected as goodwill on the condensed consolidated balance sheet at September 30, 2004.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                September 30,     September 30,
                                                     2004              2003
                                                --------------    --------------
                                                                  (Reclassified)

          Net Loss                              $   (1,694,313)   $  (2,020,711)
                                                --------------    --------------
          Weighted-average common shares
            outstanding (Basic)                    56,568,967        63,560,380

          Weighted-average common stock
            equivalents:
              Stock options                                 -                 -
              Warrants                                      -                 -
                                                --------------    --------------
          Weighted-average common shares
              outstanding (Diluted)                56,568,967       63,560,380
                                                ==============    ==============

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the nine months ended September 30, 2004 and 2003, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

          Reclassifications
          -----------------

          Certain amounts for the nine months ended September 30, 2003 have been reclassified to conform to the presentation of the September 30, 2004 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2003.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has applied the provisions of FASB 144, with respect to its disposal of Zingo Sales.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at September 30, 2004, since Management is of the opinion that all accounts receivable are fully collectible.

NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at September 30, 2004:

          Office equipment                                  $   13,669
          Furniture and fixtures                                 2,746
          Time clock equipment                                  38,730
          Time clock software                                   54,144
                                                            -----------
                                                               109,289
                                                               (90,565)
                                                            -----------
                                        Total                  $18,724
                                                            ===========

          Depreciation expense was $15,715 and $30,851 for the nine months ended September 30, 2004 and 2003. The Company sold $133,506, net of depreciation of Bingo Units upon the sale of Zingo Sales.

NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at September 30, 2004 was $0. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the nine months ended September 30, 2004 and 2003 was $0 and $2,705, respectively.

          The Company's German subsidiary, Holtermann, has a note payable outstanding with a bank in the amount of $194,611 at September 30, 2004.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to/from related parties at September 30, 2004 were $139,878 and consists of the following:

          A note payable to an officer at 10% interest, payable monthly, due on demand. At September 30, 2004, the Company has paid off this note and all remaining interest due.

          Note receivable from a company through common ownership in the amount of $14,490 at September 30, 2004.

          Note payables to a company through common ownership in the amount of $152,668 at September 30, 2004, at 10% interest, payable monthly, due on demand. At September 30, 2004, the Company has approximately $14,659 in accrued interest to this company.

          The Company has $9,200 outstanding to another entity related through common ownership at September 30, 2004. At September 30, 2004, the Company has approximately $680 in accrued interest to this company.

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

          In March, 2002, Zingo was acquired as a wholly owned subsidiary by the Company for 2,500,000 shares of common stock. Zingo Sales, Ltd., a relatively new company had very little activity and also had a net book value of approximately $0. The shares issued were valued at $1.95, the fair value of the stock at the time of issuance. The $4,875,000, was recorded as goodwill and subsequently impaired to $0. The impairment is included in the consolidated statements of operations for the year ended December 31, 2002. The Company sold Zingo in July 2004, and has accounted for this disposal in accordance with SFAS 144.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

          The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The shares of stock have not been issued as of September 30, 2004.

NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          Preferred Stock
          ---------------

          At September 30, 2004, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

          Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of September 30, 2004, the Company has 2,950,713 shares issued and outstanding. 282,713 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A
          Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,713 shares have been cancelled of record. As of September 30, 2004 certificates representing 117,885 have been surrendered to the Company. An additional 668,000 shares were issued to a Bermuda company as collateral for a promissory note. These shares were valued at the par value and recorded against additional paid in capital as the preferred shares have no readily determinable market value. Effective April 9, 2004, the Company terminated this agreement due to this company's failure to make loan advances as set forth in the agreement. All shares have been surrendered to the Company.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------

          Preferred Stock (Continued)
          ---------------------------

          The remaining 2,000,000 shares of the Class B Preferred Stock was issued in accordance with a March 24, 2004 Investment Exchange Agreement (the "Agreement") with Cross Capital Fund, LLC. ("Cross Capital"). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the condensed consolidated balance sheet at September 30, 2004. The Preferred shares convert to the Company's Class A Common Shares as set forth in the agreement.

          Common Stock
          ------------

          As of September 30, 2004, there were 250,000,000 shares authorized, and 230,625,469 issued and 230,334,069 outstanding shares of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000.

          As of September 30, 2004 there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company's common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

          The following shares of common stock Class A were issued for the nine months ended September 30, 2004 and for the year ended December 31, 2003:

          The Company in the quarter ended September 30, 2004 issued 17,433,333 shares of common stock for cash in the amount of $205,500.

          The Company in September 2004 issued 150,000,000 shares of common stock as collateral under a loan agreement. These shares are being held by an escrow agent, and are restricted. The Company has recorded these shares at the fair value of $900,000, and has classified them in their equity section as collateral under note agreement.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

          Treasury Stock
          --------------

          In January 2003, the Company instituted a buy back program of its own stock. For the six months ended June 30, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 291,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at September 30, 2004 represents the cost value of the treasury shares acquired by the Company.

NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          The Company has improved its operations through its acquisitions of Holtermann and WholesaleByUs and has been affected by recent legislative mandates on the gaming industry that has lead to a portion of the Zingo unit revenue being diminished, which ultimately lead to the sale of that subsidiary. Management feels that through their recent acquisitions, the Company will develop positive operations and cash flows.

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


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

NOTE 12 - LITIGATION
          ----------

          In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company's discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff's failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of September 30, 2004.

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

NOTE 13 - PROVISION FOR INCOME TAXES
          --------------------------

          Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 13 - PROVISION FOR INCOME TAXES (CONTINUED)
          --------------------------

          At September 30, 2004, deferred tax assets approximated the following:


          Net operating loss carryforwards      $  6,700,000
          Less:  valuation allowance              (6,700,000)
                                                -------------
                                                $        -0-
                                                =============

          At  September  30,  2004,   the  Company  had   accumulated   deficits
          approximating $19,139,422 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 14 - DISPOSAL OF BUSINESS
          --------------------

          In July 2004, the Company sold Zingo Sales. The Company's condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                  For Nine Months Ended
                                                       September 30
                                             --------------------------------
                                                  2004              2003
                                             --------------    --------------

          Revenues                           $     158,977     $      12,309

          Income (loss) before income
          taxes                              $       8,482     $     (78,512)
                                             --------------    --------------

          Provision for taxes                            -                 -

          Net income (loss)                  $       8,482     $     (78,512)

          Net income (loss) per share        $        (.00)    $        (.00)
                                             ==============    ==============

          Diluted income (loss) per
          share                              $        (.00)    $        (.00)
                                             ==============    ==============

3rd Quarter 2004 MD & A

                      Management's Discussion and Analysis
                      ------------------------------------
                of Financial Conditions and Results of Operations
                -------------------------------------------------

Introduction
------------

The following discussion and analysis highlights the financial position of SoftNet Technology Corp (formerly known as T & G2 (squared), Inc.) (the "Company" or "us") at September 30, 2004 and compared to the third quarter ended September 30, 2003 and plan of operations for the nine-month periods ended June 30, 2004 and 2003. Financial information contained within this report is condensed and reviewed. In the year of 2002 SoftNet Technology (formerly known as T & G2) changed its name to T & G2 and then in or about August 2004 changed Its name to the current name the Company goes under (SoftNet Technology Corp), effectuated a 1 for 8 reverse split in 2002 and acquired two companies - Solutions Technology and Zingo Sales. In July of 2004,the Company sold Zingo sales to a third party company. In the second quarter of 2004, the Company acquired Holtermann & Team GmbH, a German Based Company. In July, 2004, The Company purchased Wholesalebyus, LLC as a wholly owned subsidiary. Subsequently, the name of the Company was changed to SoftNet Technology Corp to better reflect the business direction of the new Company. The business activities of the Company are now that of the wholly owned subsidiaries. Comparisons are provided below but the Company is not yet able to show a year-by-year comparison of business activities because of the change in business operations. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations in the Company's three wholly owned subsidiaries - two of which were acquired just this year. In 2002, the Company was mainly focused on research and development and testing of the new products developed in the subsidiary companies. Certain statements in this Form 10-QSB, including information set forth under Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations constitute forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking statements are identified by words such as "intends," "anticipates," "hopes," and "expects," among others, and include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues, related expenditures, and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the market place, general economic conditions, political and economic conditions in the United States and abroad, and competition. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation
-----------------

The Company's management entered into a transaction for funding in the form of a debt financing. The Company has placed restricted Class A Common shares into escrow with a reputable European Bank. Once funding occurs, the loan will be for a three year period at 6% interest. Funding is expected to close in December of 2004. Additionally, business combinations with entities with significant cash and commitments for cash were accomplished in the last 6 months. Management is currently enhancing their business plan to incorporate the new subsidiaries acquired in this fiscal year. There can, however, be no assurances that this money will be funded as expected.

Additionally, the Company achieved a listing on the third level of the Berlin Stock Exchange. Active trading for the Company's shares began in the first week of July 2004. Absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, in the fourth quarter of 2004 and into the first and second quarters of 2005, the Company anticipates to further expand and generate revenues from the sale of their time clocks and the continued growth of the new subsidiary, Wholesalebyus. The Company's management has had ongoing discussions with investment bankers pertaining to additional financing as a backup or second option in the case that the transaction already entered into by the Company does not completely fund. This would include a possible stair step-financing plan. This may encompass a first and second level of private placements, bridge financing, and mezzanine financing. However, there can be no assurance management will be successful in these endeavors. However, with the listing on the Berlin Exchange and Frankfurt Exchange, the Company has greatly increased its chances of success for raising capital.

Liquidity and Capital Resources
-------------------------------

For the nine-months ended September 30, 2004, the Company used $545,188 in operating activities compared to $881,114 for the nine-months ended September 30, 2003. The actual cash used was mainly for the marketing and distribution of the Company's products. The first nine months of 2004 shows an increase in actual cash used and the issuance of stock for consulting fees for the development of the Company's business operations. These increases were to improve the distribution for the current product lines and to increase the visibility of the Company in the business community. The Company has made significant progress with respect to future funding. Further funding is expected shortly, which will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. Once the significant recognition of revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming
--------------
the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2004, had a working capital deficit.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the acquisition of Wholsalebyus brings significant cash flow to the Company and has begun to grow very quickly with continued expansion of sales into and through 2005. It now appears that the Company has a realistic chance to reach cash flow positive by next year. The Company is also in the process of creating new distribution for the SecureTime System in numerous jurisdictions. It is anticipated that the new distribution currently being set up for the Time and Attendance product will begin to show significant gains in the near future. Solutions Technology is expected to begin contributing to the overall sales of the company in a significant way in early 2005.

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

     None.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None.


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended September 30, 2004.


Item 5.   Other Information
---------------------------

     None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               31.1 Certification of the Principal Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Principal Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               Filed September 23, 2004 - On or about September 16, 2004, the Company entered into a final and more detailed Acquisition Agreement with Wholesale By Us, LLC ("WBU"), with an effective acquisition date of July 1, 2004, whereby the Company acquired all of the assets and liabilities of WBU, including, without limitation, 100% (one hundred percent) of the membership interest of WBU, for the purchase price of One Hundred Twelve Thousand Dollars ($112,000.00) and Twenty Million Shares of the Company's Restricted Class A Common Stock (the "Acquisition Shares"). Under the Acquisition Agreement, the Company reserved the right to repurchase up to 15,000,000 of the Acquisition Shares in the event WBU fails to meet certain minimum revenue levels.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SoftNet Technology Corporation


Date: November 22, 2004            By:  /s/ James Farinella
                                      -------------------------------------
                                      James Farinella
                                      Chairman, Chief Executive Officer and
                                      President