Form 10KSB
period 2004-12-31
SoftNet Technology Corp.
filed 2005-03-16
CIK 51387

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10KSB
                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended:  December 31, 2004
                                 -----------------

                        Commission File Number 000-07693
                                               ---------

                         SoftNet Technology Corporation
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

          One Anderson Road, Suite 105, Bernardsville, New Jersey 07924
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                  908-204-9911
                           ---------------------------
                           (Issuer's telephone number)

                                     T & G 2
                 65 La Grande Avenue, Berkeley Heights, NJ 07922
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]       No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2004:

       As of December 31, 2004, there were outstanding : 112,669,077 shares of Class A Common Stock, $0.001 par value, and 5,000,000 shares of Class B Common Stock, $0.001 par value.

     Transitional Small Business Disclosure Format (check one);

                             Yes [   ]       No  [ X ]

                                     PART I
                                     ------

Item 1.  Business
-----------------

     On January 12, 2002, Solutions Technology, Inc. was acquired as a wholly owned subsidiary. On February 14, 2002 Softnet Technology Corp (SoftNet), formerly known as T & G2, changed its name from International Mercantile Corporation to T & G2 and simultaneously the state of incorporation from Missouri to Nevada. On or about August 2004 the Company changed It's name from T & G2 to SoftNet Technology Corp. SoftNet began trading with the ticker symbol of TTGG. In August 2004 the ticker symbol was changed to STTC and currently trades under that trading symbol on the Over The Counter Bulletin Board. On or about March 18, 2002, SoftNet acquired Zingo Sales, Ltd. as a wholly owned subsidiary. Therefore, SoftNet ran its business operations through the two wholly owned subsidiaries - Solutions Technology, Inc. and Zingo Sales, Ltd. On or about March 2004, SoftNet acquired Holtermann & Team GmbH (a Frankfurt, Germany Based Company) as a wholly owned subsidiary and subsequently changed It's name to SoftNet International GmbH. On or about July 31, 2004 SoftNet sold Zingo Sales for a $300,000 note and an ongoing sharing of revenue generated by Zingo in perpetuity. Effective July 1, 2004, Softnet acquired Wholesalebyus, LLC. After year-end 2004, SoftNet acquired Indigo Technology Services. A complete business description of SoftNet and subsidiaries follows below:

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


                         Competition and Buying Patterns
                         -------------------------------

     Currently, the attendance maintenance industry is divided into two service areas: one that sells hardware and other that provides the payroll service. The purchase cost of a typical time-clock system without a biometric device is $12,000 to $15,000. Contributing to this financial stress, most systems require the client to purchase an annual maintenance service (averaging in the thousands of dollars) in order to keep pace with advances in attendance maintenance. In all cases the hardware and software come from different vendors and maintenance is always third party, which introduces longer run-up times and constant integration complications. For Fortune 500 companies with deeper pockets, this may be a minor inefficiency; however for struggling smaller and mid-size firms this can be a serious drain on limited capital resources. To make matters worse for the smaller firms, others in the attendance maintenance industry prefer to cherry pick the best industries leaving the majority of business to be service by small local providers. Unfortunately, most small providers do not have the technological sophistication to provide the sole source solution and a high level of service their customers seek.


                             Market Analysis Summary
                             -----------------------

     Initially SecureTime has been focusing on and will continue to market to companies with 30 or more employees located in geographic markets not being serviced by the competition. SecureTime will target small to mid-sized companies that have recently experienced rapid growth and have not yet added a payroll department. These strategically selected markets, along with the technological advantages of the SecureTime attendance management system, gives the Corporation significant sales leverage - an advantage that extends well into the future.


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


                              Positions for Growth
                              --------------------

     Initial expansion markets include: Southern California, Nevada, Arizona, Texas, Oklahoma, and Florida. In time, the Corporation will expand its markets in the Southwest, Pacific Northwest, Northeast and Southeast. Additionally, SecureTime is now beginning to talk with and explore the possibility of partnering with large and small (Professional Employee Operations) PEO's for the distribution of the SecureTime System. A revenue sharing ratio between the Corporation and the distributor compliments the affordable entry costs to encourage the natural entrepreneurial drive of our distributors. Hardware and software initiatives are not only designed to maintain system viability, they are designed to promote growth by demonstrating system flexibility. The combination of a highly motivated local team of distributors and exceptionally creative home team virtually ensures the continued growth of this valuable technology. SecureTime has found it difficult to get the distributions and sales of the SecureTime system jumpstarted. This is mainly due to a lack of funds available to implement the marketing and distributions strategies discussed above. However, the funding concerns of the Company seem to have been solved.

WholesaleByUs, LLC
------------------

     WholesaleByUs, LLC (WBU) has developed the WBU System to solve the need for Suppliers of products (manufacturers wholesalers distributors, retailers and the like) to reach the widest array of consumers through the Internet. In the high-paced tension of the global economy, it is getting increasingly difficult for small and mid-size firms to remain competitive and for the large suppliers of products to reduce costs while reaching the largest audience of consumers. Everyday firms are unable to keep pace with the expansion of the Internet and the wide and varied uses by consumers. The explanation most often tendered to account for this phenomenon is that new technology and procedures are constantly being created on an almost daily pace and it is unreasonable and impossible for a company to run their business and cost effectively meet the demands of keeping pace with these new technologies and procedures. High research and development costs put these advances out of reach for companies who are already fighting to keep slim profit margins. WBU has developed a solution that effectively responds to the growing Internet market, particularly as it relates to the major supplier of products. However, great advantages and rewards can be and will be reaped by the smaller supplier as well.

     Innovative in its application of advanced technology and ability to massively increase exposure, WBU significantly reduces the cost of exponentially expanding a company's exposure for their products on the Internet and ultimately finalizing a sale. To add even more value to the system, WBU bundles an accounting package along with the most advanced shipping and tracking system around further reducing the cost for a supplier of products selling on the Internet. Even the most conservative impact estimates show small and mid-size firms can dramatically increase exposure to consumers while actually reducing the cost of selling to the consumer. For larger companies, the results show an immediate expansion of distribution and sales at a reduced selling cost resulting in greater revenues and profitability.


                                     Concept
                                     -------

     WBU has found an innovative way to solve a routine but challenging management problem - to reach the largest and most diverse audience possible on the Internet without adding a single dollar of cost to the supplier of the product(s). How do they do it? First, SecureTime integrates the latest in software technology into selling over the Internet providing small, mid-size and large firms one the most reliable and cost effective ways to reach the largest audience possible and at the same time providing a reliable and secure product tracking system for all parties involved. Then, they enhance this sophisticated WBU back office by developing and loading software that allows:

Maintain a complete and accurate accounting of all sales;
Automatically register the best selling items and where the sales occurred for better placement of the products in the future;
Electronically instruct the supplier of the product(s) to be immediately shipped to the WBU Fulfillment center within hours of the sale being consumated; Automatically pay the supplier upon the sale over the Internet;
The fulfillment center is controlled by an advanced software program for the most efficient and cost effective shipment of the product.

     Cost-saving technologies and software have set up to create an innovative system that has made affordable and accessible to the small, mid-size and large businesses the WBU System. This gives the Supplier a serious advantage in over other suppliers who do not use the WBU System for selling through the Internet. The Corporation benefits because it establishes a greatly, almost exponentially, increased presence on the Internet. Consumers benefit because the system dramatically reduces the cost of managing and handling products for sale ultimately reducing the cost to the consumer. Portals benefit because by having WBU sell through them, there is increased sales and earnings and increased consumer traffic through the portal creating a better environment for advertising. Investors benefit because they have become part one of fast-growing, highly-dynamic software and technology service organizations around.


                                    Services
                                    --------

     WBU takes this amazing system even further by providing what is called Co-Branding. This provides for individuals (stay-at-home moms/dads, individuals looking to make part time money, micro to small organizations) the ability to sell from a list of already available WBU products through the WBU system and earn extra money with very little time invested. Additionally, these individuals can also sell their own products through the WBU System. Through a very simple uploading procedure, the individual will upload the product(s) and instantaneously be selling through the largest collection of portals. There is no cost for WBU in this process, so every sale that is garnered through this process is automatically adding to the bottom line of the Company


                                 Market Strategy
                                 ---------------

Target Market Segment Strategy
------------------------------

     o    Consumers who by through the Internet

     o    Companies or individuals who have a product(s) for sale

     o    Portals on the Internet

     o    Companies tired of the high cost of middle men

     o    Companies who require personalized service

     o    Companies in under served geographic locations

     o    Companies rolling out a new product

                                Competitive Edge
                                ----------------

     Anyone, individual or corporation, who sells on the Internet inherently, competes with WBU. However, no one sell through the Internet with the Software, technology and procedures that WBU currently offers. This has allowed WBU to enter the market with a significant competitive edge: there are no competitors that combine both software and technology systems that afford the ability to sell through a massive amount of portals worldwide to a worldwide consumer base. The expensive software and technology systems that have been developed over a few years are in place and it would take a competitor quite some time to develop such a system. Micro to small suppliers of products do not have the staff and/or technical personnel nor the financial ability to develop such a system. Mid to Large companies that are selling their own products just want to increase their sales and WBU does that for them with no additional costs and in most instances at a reduced cost. Portals on the Internet are just looking for increased traffic to their website, increased transactions and increased revenue and earnings - WBU provides that for absolutely no charge to the Portal. The SecureTime solution is affordable, reliable and secure. Further, the system can be easily expanded to handle any future product lines including used products

     WholesaleByUs, LLC is a solutions provider and developing new high-tech solutions is its expertise and key to the continued growth of our supplier and customer base. Its initial position in the market is very hard to match. However, it is important for the Corporation to maintain its strategic focus by continuing to develop, market, and maintain the latest in technological solutions.


                             Market Analysis Summary
                             -----------------------

     WBU has been focusing on and will continue to market Its services to any individual and/or company with a product to sell whether they are already selling on the Internet or not. WBU will target initially target the most popular portals on the Internet to be added to the WBU System for selling products. We will target any consumer who buys through the Internet. Expansion to not so well know portals will occur in time as well as offering services and vacation packages. Also, used products and services will also be offered in the future. WBU has positioned itself well and provides a service that gives the Corporation significant sales leverage and an advantage that extends well into the future.


                      Strategies and Implementation Summary
                      -------------------------------------

     To better service our customer's installation and marketing needs, SecureTime has developed a two-prong implementation strategy. On one level, it has centralized its operation center in Phoenix, Arizona, CA. This allows the Corporation to take advantage of the economy of scale that comes from centralizing service operations and it allows WBU to maintain the highest in-service operations available. The second prong is to decentralize Shipping to local regions around the United States and Internationally to reduce the cost of shipping and Fulfillment for WBU thereby automatically increasing profitability. Further, WBU now maintains a customer care email and toll free number for those who purchase products through the WBU System. This gives the kind of personalized customer support so necessary to the successful customer-supplier exchange. No one else in the industry provides for this type and amount of customer care.

Indigo Technology Services
--------------------------

                      Introducing the world to Better Ideas
                      -------------------------------------

Indigo Technology Services is a system integrator, software engineering and development firm that specializes in software applications and Internet connectively in the hospitality, financial, insurance, manufacturing, education, and transportation industries.


                                 Company Mission
                                 ---------------

Our mission is to constantly strive to develop enduring relationships with our clients by providing quality services through the efforts of a highly skilled and highly motivated work force. Indigo Consultant's employees are its future - A future that is continuously nurtured through recognition and opportunity for achievement of personal career goals within an environment of synergy, integrity, mutual respect and long-term commitment.

                      Indigo Technology Services Commitment
                      -------------------------------------

Indigo Technology Services is committed to your success. From concept to code, our professional consultants understand the principles of information engineering and model-based development. Whether it's developing a strategic information plan conducting customized training, or generating code, we have the skills and the experience you need to be successful. Indigo Technology Services can provide comprehensive training and consulting services on all phases of the application development life cycle in web-based, client/server-based, or mainframe-based legacy systems.

SoftNet International GmbH
--------------------------

SoftNet International has been setup to further the business operations of the other subsidiary companies in the international markets - mainly in Europe. The first major project is taking the WBU business plan to the European Union and surrounding countries.


Item 2.  Properties
-------------------

The SoftNet has several different sites that operations are run from the Subsidiary Companies. The first is an office operated by James M. Farinella at One Anderson Road, Suite 105, Bernardsville, NJ 07924 and acts as the Corporate Headquarters for Softnet. This space is approximately 1,000 square feet. There are three more offices out on the west coast where most of the business operations are conducted through two of the wholly owned subsidiaries that are based on the west coast the United States. Solutions Technology has two offices. One of the offices is located at 4335 South Industrial Road, Suite 430, Las Vegas, NV 89103 while the other office is maintained at 2704 E. Spring Street, Suite 200, Long Beach, CA 90806. WBU is based in Phoenix, Arizona while Indigo Technology Services is based in Atlanta Georgia. The German Subsidiary, SoftNet International, is based in Frankfurt, Germany and will act as the main headquarters for most of SoftNet's international business operations in the future.


Item 3.  Legal Proceedings
--------------------------

At the current time, there are no legal proceedings or threatened legal proceedings.


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


                                     PART II
                                     -------

Item 5.  Market for Company's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------

                              Market For Securities
                              ---------------------

The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "STTC". The market for such shares is limited and no assurance can be given that a significant trading market for SoftNet's common stock will develop or, if developed, will be sustained. However, there is approximately 1,500,000 shares traded on a daily bases providing for some liquidity for the publicly traded shares

The following table sets forth the range of the high and low closing bid prices of the Company's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and NASDAQ Trading & Market Services and do not necessarily reflect actual transactions, retail markups, markdowns or commissions. The transactions include inter-dealer transactions. The Company's management believes that the following data is anecdotal and may bear no relation to the true value of SoftNet's common stock or the range of prices that would prevail in a fluid market.

          2003                   High*              Low*
          ----                   ----              ----
          1st Quarter            $0.15             $0.105
          2nd Quarter            $0.155            $0.05
          3rd Quarter            $0.23             $0.115
          4th Quarter            $0.198            $0.1275


          2004                   High*              Low*
          ----                   ----              ----
          1st Quarter            $0.105            $0.075
          2nd Quarter            $0.15             $0.04
          3rd Quarter            $0.075            $0.018
          4th Quarter            $0.184            $0.038


Item 6. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

Introduction
------------

The following discussion and analysis highlights the financial position of SoftNet Technology Corp (SoftNet) at December 31, 2004 compared to year-end December 31, 2003, and plan of operations for the years ended December 31, 2004 and 2003. The business activities of the Company are now that of the four wholly owned subsidiaries - Solutions Technology Inc., Wholesalebyus, LLC (WBU), Indigo Technology Services, and SoftNet International GmbH. Comparisons are provided in this report but the Company has made a major change to its operations and business activity and just began to generate any type of significant revenue. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations of three of the Company's four wholly owned subsidiaries - mainly WBU.

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

Plan of Operation
-----------------

The Company entered into a transaction to acquire a German based business entity for the distribution and furtherance of the Company's business including the investment of up to $950,000. All of the $950,000 has been funded. A portion of the money was used to acquire WBU and to fund the expansion of the WBU business. Other funds were used to fund the further development of Solutions Technology to bring the SecureTime Biometric ID System to the point where it could be mass marketed. Some of the money was used to acquire Indigo Technology Services subsequent to the 2004 year end. Additionally, some of these funds were used to begin the development of SoftNet International and prepare for business operations in international markets. Lastly, some funds were used for working capital and to pay for all of the legal and accounting fees for the Parent company. Additionally, the Company's management entered into a transaction for funding in the form of a debt financing. With this debt funding, SoftNet issued 150,000,000 shares of the Company's Class A Common in certificate form. These shares are being held in escrow in certificate form in a reputable European Bank in Switzerland. The loan if a closing occurs will have a three (3) year term at 6% interest. The loan can be paid off without penalty at anytime after the first anniversary. SoftNet Management is highly confident that the loan can be repaid from future cash flow within the three (3) year period. An equity financing may be an attractive alternative to retire the loan in the next year or two given the tremendous fundamental development of the overall Company. This loan will be instrumental in the development of SoftNet and subsidiaries.

For the following twelve month period from January, 2005 to December, 2005 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, the Company anticipates to further expand the WBU business to the point of profitability in the coming months and generate revenues from the sale of their time clocks. The acquisition of Indigo immediately bring positive cash flow from that and should help SoftNet to Achieve profitability sooner rather than later. To help expand the awareness for the SoftNet subsidiaries, the Company engaged the services of TVA productions in Los Angeles, California to build brand name awareness for the WBU online shopping site as well as introduce the benefits of selling through WBU to other business to attract more products for sale. Secondly, TVA will be charged with introducing Solutions Technology and the SecureTime Biometric ID System to the business community in a large scale way. Solutions Technology believes that the SecureTime System is ready for this rollout. Large-scale success is anticipated. However, if viability of the SecureTime System is not realize in the coming year, then the operations of Solutions Technology will be terminated. Indigo Will greatly benefit as well from this product and Company promotion.

The Company's management has ongoing discussions with investment bankers pertaining to additional financing as an option for repayment of the restricted stock loan that SoftNet just entered into but not yet closed. This would include the possibility of a private place as the first option under consideration with the possibility of a registration statement as a second option. Such a financing would probably not occur until 2006 or later. Management believes this would provide for ample opportunity to build the fundamentals of the company with the hope to perform such a financing at a much higher and non-dilutive price than currently would be necessary. However, there can be no assurance management will be successful in these endeavors.

Liquidity and Capital Resources
-------------------------------

For the year ended December 31, 2004, the Company used ($939,191) in operating activities compared to ($1,079,542) for the year ended December 31, 2003. Of this amount for 2004, a majority is due to the operating losses incurred in starting up the three (3) wholly owned subsidiaries, which we believe will translate into generating increased cash flows. However, a majority of the increase are attributable to the issuances of stock for the acquisition of both SoftNet International, formerly known as Holtermann & Team GmbH and Wholesalebyus, LLC for which the Company recorded $849,964 as impairment of goodwill. Additionally, $331,650 in 2004 and $488,360 in 2003 worth of stock was issued for services. In addition, in 2003, the Company incurred $479,610, as discounts on the stock issued for the year. The Company did receive $1,084,731 from the sale of stock in the year ended December 31, 2004, compared to $1,438,293 for the year ended December 31, 2003. The Company has also borrowed certain amounts from related parties as well as banks to finance the beginning production costs for its time clocks and for the acquisition and further development of WBU. The funding that was recently received will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. The recognition of revenues has occurred and as revenue continues to grow and the recognition of positive cash flow is attained, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2004 and 2003 had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  CONTROLS AND PROCEDURES
--------------------------------

Internal Control Policy
-----------------------

In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Company's Audit Committee. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

All financial information required by this Item is attached hereto beginning on Page F-1

Item 9.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

     There are no disagreements with the current auditors and there has not been a change and no anticipation of a change with the auditor. Currently engaged by the Company is Bagell, Josephs & Company, LLC.. The auditors are located at High Ridge Commons, 200 Haddonfield Berlin Road Suites 400-403, , Gibbsboro, NJ 08026


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

            James M. Farinella - Chairman of the Board/President/CEO
            Age: 38 years old
            Number of shares owned:    2,243,193 Class A shares
                                       2,500,000 Class B shares

            David A. Facciani - Executive Vice President/Board of Directors
            Age: 61 years old
            Number of shares owned:   2,048,250  Class A shares
                                      2,500,000  Class B shares

            Doug Wetzel - Board of Directors
            Age: 50 years old
            Number of shares owned:       64,000 Class A shares


Item 11.  Executive Compensation
--------------------------------

On or about July 2004 the CEO of the Company started to receive a gross salary of $7,500 per month. Additionally, all members of the board of directors receive an annual fee of $10,000. As of December 31, 2004 two Board Members received the fee. The Chairman of the board had not received the fee for 2003 or 2004. This fee has been accrued.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth, as of December 31, 2003 the only persons known to the Company to be beneficial owners of more than five percent (5%) of the outstanding number of shares of the Company.

            James M. Farinella - Chairman of the Board/President/CEO
            Age: 38 years old
            Number of shares owned:    2,243,193 Class A shares
                                       2,500,000 Class B shares

            David A. Facciani - Executive Vice President/Board of Directors
            Age: 61 years old
            Number of shares owned:   2,048,250  Class A shares
                                       2,500,000 Class B shares

            Doug Wetzel - Board of Directors
            Age: 50 years old
            Number of shares owned:       64,000 Class A shares


Item 13.  Certain Relationship and Related Transactions
-------------------------------------------------------

Amounts due to related parties at December 31, 2004 and 2003 were $63,367 and $162,622, respectively, and include the following:

A note payable to an officer totaling $0 and $51,922, respectively, at 10% interest, payable monthly, due on demand.

A note payable to company's through common ownership in the amount of $68,061 and $109,000, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2004, the Company has approximately $16,402 in accrued interest to this company.


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

(a)  The following documents are filed as part of this Report.

     1.   Financial Statements.

     2.   Reports on Form 8-K

     3.   Acquisition Agreement for Holtermann & Team GmbH

     4.   Acquisition Agreement for WholesaleByUs, LLC

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SoftNet Technology Corp
(Registrant)



JAMES FARINELLA
---------------------------
James Farinella
President
Dated: March 16, 2005

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                                         Page(s)
                                                                         -------



Report of Independent Registered Public Accounting Firm                     1

Balance Sheets as of December 31, 2003 and 2002                             2

Statements of Operations for the Years Ended
   December 31, 2004 and 2003                                               3

Statement of Changes in Stockholders' Equity (Deficit)
    for the Years Ended December 31, 2004 and 2003                          4

Statement of Comprehensive Income (Loss) for the
    Years Ended December 31, 2004 and 2003                                  5

Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003                                              6-7

Notes to Consolidated Financial Statements                                 8-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM
             ------------------------------------------------------


To the Stockholders of
Softnet Technology Corp. and Subsidiaries
(Formerly T & G2, Inc.)
Bernardsville, NJ


We have audited the accompanying consolidated balance sheets of Softnet Technology Corp. and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit), comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2004 and 2003 have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and has recently started operations of their gaming division. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Softnet Technology Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of its consolidated operations, changes in stockholders' equity (deficit), comprehensive income (loss), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
---------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

February 22, 2005

                   SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                     ASSETS
                                     ------
                                                                                            (Reclassified)
                                                                             2004                2003
                                                                       ----------------    ----------------

Current Assets:
  Cash and cash equivalents                                            $        50,272     $        11,839
  Accounts receivable, net                                                     199,612               5,625
  Note receivable                                                              300,000                   -
  Net assets from discontinued operations                                            -             258,992
  Prepaid expenses and other current assets                                     38,449               2,222
                                                                       ----------------    ----------------

    Total Current Assets                                                       588,333             278,678
                                                                       ----------------    ----------------

  Fixed assets, net of depreciation                                             18,386              31,050
  Deposits                                                                       3,570               2,070
  Goodwill, net of impairment                                                1,200,000                   -
                                                                       ----------------    ----------------

TOTAL ASSETS                                                           $     1,810,289     $       311,798
                                                                       ================    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                                $       725,554     $       289,711
  Due to related parties                                                        63,367             162,622
                                                                       ----------------    ----------------

    Total Current Liabilities                                                  788,921             452,333
                                                                       ----------------    ----------------

    Total Liabilities                                                          788,921             452,333
                                                                       ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares authorized, 0 shares issued and outstanding at
    December 31, 2004 and 2003, respectively                                         -                   -
  Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares authorized, 2,000,000 and 282,703 shares issued and
    outstanding at December 31, 2004 and 2003, respectively                      2,000                 283
  Common Stock, Class A, $.001  Par Value; 500,000,000
    shares authorized, 263,150,469 and 35,669,077 shares issued,
    150,000,000 and 0 shares held in escrow and
    and 112,869,069 and 35,377,677 shares outstanding at
    December 31, 2004 and 2003, respectively                                   263,150              35,669
  Common Stock, Class B, $.001  5,000,000 shares authorized
    and 5,000,000 shares issued and outstanding at
    December 31, 2004 and 2003 respectively                                      5,000               5,000
  Subscriptions receivable                                                  (2,159,114)          (124,815)
  Stock issued as collateral for note payable                                 (900,000)                  -
  Warrants                                                                      62,500              62,500
  Additional paid-in capital                                                22,995,557          17,063,275
  Treasury stock, at cost, 281,400 shares                                      (37,338)            (37,338)
  Accumulated other comprehensive income (loss)                                 (6,691)                  -
  Deficit                                                                  (19,203,696)        (17,145,109)
                                                                       ----------------    ----------------

    Total Stockholders' Equity (Deficit)                                     1,021,368            (140,535)
                                                                       ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $     1,810,289     $       311,798
                                                                       ================    ================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                      (Reclassified)
                                                       2004                2003
                                                 ----------------    ----------------

OPERATING REVENUES
  Revenue                                        $       343,760     $        14,834

COST OF SALES                                            201,805               2,528
                                                 ----------------    ----------------

GROSS PROFIT                                             141,955              12,306
                                                 ----------------    ----------------

OPERATING EXPENSES
  Professional fees and compensation expenses            843,859           1,250,136
  Advertising and marketing expenses                     112,096             448,037
  General and administrative expenses                    354,007             308,097
  Depreciation and amortization                           21,652              38,670
                                                 ----------------    ----------------
    Total Operating Expenses                           1,331,614           2,044,940

LOSS BEFORE OTHER (EXPENSE)                           (1,189,659)         (2,032,634)

OTHER (EXPENSE)
  Legal settlement                                             -            (192,000)
  Impairment of goodwill                                (849,964)                  -
  Interest expense, net                                  (43,528)            (31,215)
                                                 ----------------    ----------------
    Total Other (Expense)                               (893,492)           (223,215)
                                                 ----------------    ----------------

NET LOSS FROM CONTINUING OPERATIONS                   (2,083,151)         (2,255,849)

DISCONTINUED OPERATIONS
  Gain (loss) from discontinued operations,
    net of income taxes                                    8,482             (97,983)
  Gain on disposal                                        16,082                   -
                                                 ----------------    ----------------
    Total Discontinued Operations                         24,564             (97,983)
                                                 ----------------    ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (2,058,587)         (2,353,832)

Provision for Income Taxes                                     -                (800)
                                                 ----------------    ----------------

NET LOSS APPLICABLE TO COMMON SHARES             $    (2,058,587)    $    (2,354,632)
                                                 ================    ================

NET LOSS PER BASIC AND DILUTED SHARES            $      (0.03095)    $      (0.04183)
                                                 ================    ================
  From continuing operations                     $         (0.03)    $         (0.04)
                                                 ----------------    ----------------
  From discontinued operations                   $          0.00     $         (0.00)
                                                 ----------------    ----------------
  From sale of subsidiary                        $          0.00     $             -
                                                 ----------------    ----------------

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                66,521,080          56,289,764
                                                 ================    ================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                 Preferred Stock A  Preferred Stock B  Common Stock Class A  Common Stock Classs B
Description                                      Shares     Amount  Shares     Amount  Shares        Amount  Shares         Amount
-----------                                      ------     ------  ------     ------  ------        ------  ------         ------

Balance, December 31, 2002                            -     $    -          -  $    -  78,928,744 $  78,929   1,142,858    $ 1,143

Cancellation of common stock B share                  -          -          -       -           -         -  (1,142,858)    (1,143)

Issuance of common share B shares                     -          -          -       -           -         -   5,000,000      5,000

Repurchase of 291,400 shares of treasury stock        -          -          -       -           -         -           -          -

Stock issued for compensation                         -          -          -       -   1,260,000     1,260           -          -

Stock issued as collateral for note payable           -          -          -       -  32,100,000    32,100           -          -

Stock cancelled for collateral as note payable        -          -          -       - (98,766,667)  (98,767)          -          -

Shares issued for consulting service
  and settlement                                      -          -          -       -   6,142,000     6,142           -          -

Shares issued for cash                                -          -          -       -  16,005,000    16,005           -          -

Payments on subscriptions receivable                  -          -          -       -           -         -           -          -

Discounts of common stock for cash                    -          -          -       -           -         -           -          -

Amortization of unearned compensation                 -          -          -       -           -         -           -          -

Issuance of Preferred Stock B                         -          -    282,703     283           -         -           -          -

Reclassification of debt to equity on
  note payable                                        -          -          -       -           -         -           -          -

Net loss for the year                                 -          -          -       -           -         -           -          -
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2003                            -          -    282,703     283  35,669,077    35,669   5,000,000      5,000

Preferred shares issued as collateral for
  promissory note                                     -          -    668,000     668           -         -           -          -

Preferred shares issued for note                      -          -  2,000,000   2,000           -         -           -          -

Shares issued for legal                               -          -          -       -      30,000        30           -          -

Shares issued for accrued expenses                    -          -          -       -      50,000        50           -          -

Shares issued for consulting service                  -          -          -       -   3,585,000     3,585           -          -

Shares issued as collateral for note agreement        -          -          -       - 150,000,000   150,000           -          -

Shares issued for acquisition of Holtermann           -          -          -       -  10,000,000    10,000           -          -

Shares issued for acquisition of WholesaleByUs        -          -          -          20,000,000     2,000           -          -

Shares issued for cash                                -          -          -       -  43,816,392    43,816           -          -

Cancellation of preferred shares                      -          -   (950,703)   (951)          -         -           -          -

Net loss for the year                                 -          -        -         -           -         -           -          -
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2004                            -     $    -  2,000,000 $ 2,000 263,150,469 $ 263,150   5,000,000    $ 5,000
                                                 ===================================================================================






(continued)
                                                                               Collateral
                                                   Unearned   Subscriptions     for Note                   Additional    Treasury
Description                                      Compensation   Receivable      Payable      Warrants   Paid-in Capital    Stock
-----------                                      ------------ -------------  --------------  --------   ---------------  ---------

Balance, December 31, 2002                       $     (1,310)$     (46,155) $   (8,666,667) $ 662,500  $    22,839,650  $       -

Cancellation of common stock B share                        -             -               -          -            1,143          -

Issuance of common share B shares                           -             -               -          -           (5,000)         -

Repurchase of 291,400 shares of treasury stock              -             -               -          -                -    (37,338)

Stock issued for compensation                               -             -               -          -          103,940          -

Stock issued as collateral for note payable                 -             -      (2,247,000)         -        2,214,900          -

Stock cancelled for collateral as note payable              -             -      10,913,667          -      (10,814,900)         -

Shares issued for consulting service
  and settlement                                            -             -               -          -          674,218          -

Shares issued for cash                                      -      (359,560)              -          -        1,500,948          -

Payments on subscriptions receivable                        -       280,900               -          -                -          -

Discounts of common stock for cash                          -             -               -          -          479,610          -

Amortization of unearned compensation                   1,310             -               -          -                -          -

Issuance of Preferred Stock B                               -             -               -          -             (283)         -

Reclassification of debt to equity on
  note payable                                              -             -               -          -           69,049          -

Net loss for the year                                       -             -               -          -                -          -
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2003                                  -      (124,815)              -     62,500       17,063,275    (37,338)

Preferred shares issued as collateral for
  promissory note                                           -             -               -          -             (668)         -

Preferred shares issued for note                            -    (2,000,000)              -          -        1,998,000          -

Shares issued for legal                                     -             -               -          -            3,270          -

Shares issued for accrued expenses                          -             -               -          -            7,450          -

Shares issued for consulting service                        -             -               -          -          328,065          -

Shares issued as collateral for note agreement              -             -               -          -          750,000          -

Shares issued for acquisition of Holtermann                 -             -               -          -          990,000          -

Shares issued for acquisition of WholesaleByUs              -             -               -          -          780,000          -

Shares issued for cash                                      -       (34,299)              -          -        1,075,214          -

Cancellation of preferred shares                            -             -               -          -              951          -

Net loss for the year                                       -             -               -          -                -          -
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 2004                       $          - $  (2,159,114) $            -  $  62,500  $    22,995,557  $ (37,338)
                                                 ===================================================================================






(continued)


Description                                         Deficit       Total
-----------                                      -------------  ----------

Balance, December 31, 2002                       $ (14,790,477) $ (522,387)

Cancellation of common stock B share                         -           -

Issuance of common share B shares                            -           -

Repurchase of 291,400 shares of treasury stock               -     (37,338)

Stock issued for compensation                                -     105,200

Stock issued as collateral for note payable                  -           -

Stock cancelled for collateral as note payable               -           -

Shares issued for consulting service
  and settlement                                             -     680,360

Shares issued for cash                                       -   1,157,393

Payments on subscriptions receivable                         -     280,900

Discounts of common stock for cash                           -     479,610

Amortization of unearned compensation                        -       1,310

Issuance of Preferred Stock B                                -           -

Reclassification of debt to equity on
  note payable                                               -      69,049

Net loss for the year                               (2,354,632) (2,354,632)
                                                 --------------------------

Balance, December 31, 2003                         (17,145,109)   (140,535)

Preferred shares issued as collateral for
  promissory note                                            -           -

Preferred shares issued for note                             -           -

Shares issued for legal                                      -       3,300

Shares issued for accrued expenses                           -       7,500

Shares issued for consulting service                         -     331,650

Shares issued as collateral for note agreement               -     900,000

Shares issued for acquisition of Holtermann                  -   1,000,000

Shares issued for acquisition of WholesaleByUs               -     800,000

Shares issued for cash                                       -   1,084,731

Cancellation of preferred shares                             -           -

Net loss for the year                               (2,058,587) (2,058,587)
                                                 --------------------------

Balance, December 31, 2004                       $ (19,203,696) $1,928,059
                                                 ==========================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




Deficit, December 31, 2003                                      $   (17,145,109)



Net loss for the year ended December 31, 2004                        (2,058,587)
                                                                ----------------

TOTAL DEFICIT DECEMBER 31, 2004                                 $   (19,203,696)
                                                                ================


Comprehensive (loss), December 31, 2003, net of tax             $             -

Other comprehensive income, net of tax:

  Foreign currency loss for year ended December 31, 2004                 (6,691)
                                                                ----------------

Accumulated other comprehensive (loss)                          $        (6,691)
                                                                ================



Deficit, December 31, 2002                                      $   (14,790,477)

Net loss for the year ended December 31, 2003                        (2,354,632)
                                                                ----------------

TOTAL DEFICIT DECEMBER 31, 2003                                 $   (17,145,109)
                                                                ================

Comprehensive (loss), December 31, 2002, net of tax             $             -

Other comprehensive income, net of tax:

 Foreign currency loss for year ended December 31, 2003                       -
                                                                ----------------

Accumulated other comprehensive (loss)                          $             -
                                                                ================










               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                        (Reclassified)
                                                                         2004                2003
                                                                   ----------------    ----------------

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                        $    (2,058,587)    $    (2,354,632)
                                                                   ----------------    ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation                                                           21,652              31,215
     Amortization of unearned compensation                                       -               1,310
     Impairment of goodwill                                                849,964                   -
     Common stock issued for consulting services                           331,650             488,360
     Common stock issued for legal                                           3,300                   -
     Common stock issued for compensation                                        -             105,200
     Common stock issued for settlement of legal proceeding                      -             192,000
     (Gain) loss from discontinued operations                               (8,482)             97,983
     Gain (loss) on disposal                                                     -            (269,788)
     Foreign currency change                                                (6,691)                  -
     Discount on issuance of common stock                                        -             479,610
     Net cash provided received in acquisition of subsidiary                10,325                   -

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                           (137,538)             11,225
     (Increase) decrease in prepaid expenses                                   173              (1,769)
     (Increase) in deposits                                                 (1,500)                  -
     Increase (decrease) in accounts payable and
       and accrued expenses                                                 56,543             139,744
                                                                   ----------------    ----------------
     Total adjustments                                                   1,119,396           1,275,090
                                                                   ----------------    ----------------

     Net cash (used in) operating activities                              (939,191)         (1,079,542)
                                                                   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in amounts due to related parties                              (99,255)           (270,578)
   Acquisition of fixed assets                                              (7,852)             (6,567)
                                                                   ----------------    ----------------

     Net cash (used in) investing activities                              (107,107)           (277,145)
                                                                   ================    ================





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                   SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                        (Reclassified)
                                                                         2004                2003
                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITES
   Proceeds from common stock issuances and stock subscriptions    $     1,084,731     $     1,438,293
   Net payments from issuance of notes payable - bank                            -             (32,705)
   Net payments from issuance of notes payable - other                           -              (9,400)
   Repurchase of shares                                                          -             (37,338)
                                                                   ----------------    ----------------
     Net cash provided by financing activities                           1,084,731           1,358,850
                                                                   ----------------    ----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                               38,433               2,163

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                       11,839               9,676
                                                                   ----------------    ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $        50,272     $        11,839
                                                                   ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                                   $        40,125
                                                                   ================    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Consulting services                                         $       331,650     $       488,360
                                                                   ================    ================
       Legal                                                       $         3,300     $             -
                                                                   ================    ================
       Compensation                                                $             -     $       105,200
                                                                   ================    ================
       Accrued expenses                                            $         7,500     $             -
                                                                   ================    ================
       Acquisitions                                                $       800,000     $             -
                                                                   ================    ================
       Settlement of legal proceeding                              $             -     $       192,000
                                                                   ================    ================
       Preferred stock issued for investment                       $     2,000,000     $             -
                                                                   ================    ================
       Discounts on issuance of common stock                       $             -     $       479,610
                                                                   ================    ================
   Impairment of goodwill                                          $       849,964     $             -
                                                                   ================    ================
   Forgiveness of debt for note payable - other                    $             -     $        69,049
                                                                   ================    ================
   Cancellation of stock for collateral for note payable           $       900,000     $    10,913,667
                                                                   ================    ================

   Fair value of the net liabilities acquired                      $       260,289     $             -
   Goodwill acquired                                                    (1,249,964)                  -
   Common stock issued for accrued expenses                              1,000,000                   -
                                                                   ----------------    ----------------

                                                                   $        10,325     $             -
                                                                   ================    ================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

          In addition to STI being a wholly owned subsidiary, the Company acquired Zingo Sales Ltd. ("Zingo") in March 2002 in a 2,500,000 share Class A common stock acquisition. Zingo's mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product was a fixed based bingo unit, for which sales had been generated late in 2002. The Company sold this segment in July 2004 for $300,000. This amount is currently a note receivable on the consolidated balance sheet.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------------------

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

          The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 15,000,000 of these shares to WBU that are issued based on sales criteria. Should this criteria not be reached, these shares are to be returned to the Company. The shares were valued at $800,000 and is included in goodwill on the consolidated balance sheet at December 31, 2004.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)
          -----------------------------------------------------

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

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

          Advertising
          -----------

          Costs  of   advertising   and  marketing  are  expensed  as  incurred.
          Advertising and marketing costs were $112,096 and $448,037 for the years ended December 31, 2004 and 2003, respectively.

          Goodwill and Other Intangible Assets
          ------------------------------------

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisition of Holtermann recognized $1,249,964 of goodwill. The Company has determined that $849,964 of this goodwill has been impaired as of December 31, 2004. The remaining $400,000 has been reflected as goodwill on the consolidated balance sheet at December 31, 2004.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Earnings (Loss) Per Share of Common Stock (continued)
          -----------------------------------------------------


          The following is a reconciliation of the computation for basic and diluted EPS:

                                                         December 31,        December 31,
                                                             2004                2003
                                                       ----------------    ----------------
                                                                            (Reclassified)

          Net Loss                                     $    (2,058,587)    $    (2,354,632)
                                                       ----------------    ----------------

          Weighted-average common shares
            outstanding (Basic)                             66,521,080          56,289,764

          Weighted-average common stock equivalents:
                Stock options                                        -                   -
                Warrants                                             -                   -
                                                                     -                   -

          Weighted-average common shares
              outstanding (Diluted)                         66,521,080          56,289,764
                                                       ================    ================

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the years ended December 31, 2004 and 2003, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

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

          Reclassifications
          -----------------

          Certain amounts for the year ended December 31, 2003 have been reclassified to conform to the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net income for the year ended December 31, 2003.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

          On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has applied the provisions of FASB 144, with respect to the sale of Zingo Sales.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

          The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at December 31, 2004, since Management is of the opinion that all accounts receivable are fully collectible.

NOTE 4 -  FIXED ASSETS
          ------------

          Fixed assets consist of the following at December 31, 2004 and 2003:

                                                  2004                2003
                                            ----------------    ----------------
          Office equipment                  $        19,369     $        10,380
          Furniture and fixtures                      2,646               2,646
          Time clock equipment                       38,730              38,730
          Time clock software                        54,144              54,144
                                            ----------------    ----------------
                                                    114,889             105,900
                                                    (96,503)            (74,850)
                                            ----------------    ----------------
                                Total       $        18,386     $        31,050
                                            ================    ================

          Depreciation expense was $21,652 and $38,670 for the years ended December 31, 2004 and 2003. The Company sold $133,506, net of depreciation of Bingo Units upon the sale of Zingo Sales.

NOTE 5 -  NOTES PAYABLE - BANK
          --------------------

          On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at December 31, 2004 was $0. The line of credit was STI's, and was assigned over to the Company upon the acquisition. Interest expense charged to operations for the years ended December 31, 2004 and 2003 was $0 and $2,705, respectively.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 7 -  RELATED PARTY TRANSACTIONS
          --------------------------

          Amounts due to/from related parties at December 31, 2004 were $63,367 and $162,622, respectively, and consists of the following:

          A note payable to an officer at 10% interest, payable monthly, due on demand. At December 31, 2004, the Company has paid off this note and all remaining interest due. As of December 31, 2003 this balance was $51,922.

          Note receivable from a company through common ownership in the amount of $13,894 and $7,500 at December 30, 2004 and 2003, respectively.

          Note payables to a company through common ownership in the amount of $68,061 and $109,000 at December 31, 2004 and 2003, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2004, the Company has approximately $16,402 and $8,739, respectively, in accrued interest to this company.

          The Company has $9,200 outstanding to another entity related through common ownership at December 31, 2004 and 2003, respectively. At December 31, 2004, the Company has approximately $802 and $319, respectively in accrued interest to this company.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 8 -  ACQUISITIONS (CONTINUED)
          ------------------------

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

          The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock. The shares of stock have not been issued as of December 31, 2004.

NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT)
          ------------------------------

          Preferred Stock
          ---------------

          At December 31, 2004 and 2003, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

          Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2004 and 2003, the Company has 2,000,000 and 282,703
          shares issued and outstanding. 282,703 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of December 31, 2004 certificates representing 117,885 have been surrendered to the Company. An additional 668,000 shares were issued to a Bermuda company as collateral for a promissory note. These shares were valued at the par value and recorded against additional paid in capital as the preferred shares have no readily determinable market value. Effective April 9, 2004, the Company terminated this agreement due to this company's failure to make loan advances as set forth in the agreement. All shares have been surrendered to the Company.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------------------

          Preferred Stock (Continued)
          ---------------------------

          The remaining 2,000,000 shares of the Class B Preferred Stock was issued in accordance with a March 24, 2004 Investment Exchange Agreement (the "Agreement") with Cross Capital Fund, LLC. ("Cross Capital"). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has
          recorded the $2,000,000 as a subscription receivable on the consolidated balance sheet at December 31, 2004. The Preferred shares convert to the Company's Class A Common Shares as set forth in the agreement.

          Common Stock
          ------------

          As of December 31, 2004 and 2003, there were 500,000,000 and 250,000,000 shares authorized, and 263,150,469 and 35,669,077 shares issued, 150,000,000 and 0 shares in escrow and 112,869,069 and 35,377,677 shares outstanding respectively, of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

          As of December 31, 2004 and 2003, there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company's common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

          The following shares of common stock Class A were issued for the years ended December 31, 2004 and 2003:

          The Company in the quarter ended December 31, 2004 issued 12,525,000 shares of common stock for cash in the amount of $536,000.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------------------

          Common Stock (Continued)
          ------------------------

          The Company issued 20,000,000 shares of common stock in its acquisition of WholesaleByUs. Of these shares, 15,000,000 shares were issued based on a certain sales criteria being met. Should those criteria not be met, the shares are to be returned. The shares are valued at $800,000 and are reflected as goodwill on the consolidated balance sheet at December 31, 2004.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------------------

          Common Stock (Continued)
          ------------------------

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------------------

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

          Treasury Stock
          --------------

          In January 2003, the Company instituted a buy back program of its own stock. For the six months ended June 30, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at December 31, 2004 represents the cost value of the treasury shares acquired by the Company.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------------------

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

          The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the granting of options in the years ended December 31, 2004 and 2003.


                                                                Weighted Average
                                                Options          Exercise Price
                                            ----------------    ----------------

Options outstanding at December 31, 2002          9,400,000     $         .0025
Granted during the year                                   0               .0025
Surrendered, forfeited or expired                         0                   -
Exercised                                                 0               .0025
                                            ----------------    ----------------

Options outstanding at December 31, 2003          9,400,000               .0025

Options outstanding at December 31, 2003          9,400,000               .0025
Granted during the year                                   0               .0025
Surrendered, forfeited or expired                         0                   -
Exercised                                                 0               .0025
                                            ----------------    ----------------

Options outstanding at December 31, 2004          9,400,000     $         .0025
                                            ================    ================

          Exercisable options outstanding, and the related weighted average exercise price at December 31, 2004 and 2003 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------------------

          Stock Options (Continued)
          -------------------------

          The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2004 and 2003.


                                                  2004                2003
                                            ----------------    ----------------
     Outstanding options:
       Number outstanding                         9,400,000           9,400,000
       Weighted average exercise price      $         .0025     $         .0025
       Weighted average remaining
           contractual life in years                   5.50                6.50

     Exercisable options:
       Number outstanding                         9,400,000           9,400,000
       Weighted average exercise price      $         .0025     $         .0025

          If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

                                                                   2004                2003
                                                             ----------------    ----------------
     As reported net loss from continuing operations:        $    (2,058,587)    $    (2,354,632)

     Add: Stock-based compensation expense included in
     reported net loss from continuing operations, net of
     related tax effects                                     $             0     $             0

     Deduct: Total stock-based compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                      $             0     $             0

     Pro forma loss from continuing operations               $    (2,058,587)    $    (2,354,632)

     Basic and diluted loss per share from continuing operations:

     As reported
     Pro forma                                               $          (.03)    $          (.04)
                                                             $          (.03)    $          (.04)

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9 -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
          ------------------------------------------

          Stock Options (Continued)
          -------------------------

          The fair value of each option granted during the year ended December 31, 2004 and 2003, was $0.00 and $0.00, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

                                                  2004                2003
                                            ----------------    ----------------

     Risk-free interest rate                          4.00%               4.00%
     Expected life in years                           5.50                6.50
     Expected volatility                               100%                100%
     Expected dividend yield                             0%                  0%

NOTE 10 - GOING CONCERN
          -------------

          As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 12 - LITIGATION
          ----------

          In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company's discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff's failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of December 31, 2004.

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

          At December 31, 2004, deferred tax assets approximated the following:

          Net operating loss carryforwards        $  5,776,426
          Less:  valuation allowance                (5,776,426)
                                                  -------------
                                                  $         -0-
                                                  =============

          At December 31, 2004, the Company had accumulated deficits approximating $19,203,696 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 14 - DISPOSAL OF BUSINESS
          --------------------

          In July 2004, the Company sold Zingo Sales. The Company's consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:

                                                     For the Years Ended
                                                         December 31
                                             -----------------------------------
                                                   2004               2003
                                             ----------------   ----------------

               Revenues                      $       158,977    $        51,135
                                             ----------------   ----------------

               Income (loss) before income
               taxes                         $         8,482    $       (97,983)

               Provision for taxes                         -                  -
                                             ----------------   ----------------

               Net income (loss)             $         8,482    $       (97,983)
                                             ================   ================

               Net income (loss) per share   $          (.00)   $          (.00)
                                             ================   ================

               Diluted income (loss) per
               share                              $         (.00)       (.00)
                                             ================   ================

NOTE 15 - SUBSEQUENT EVENTS
          -----------------

          On February 22, 2005, the Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia.

          Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access.

          The Company in January 2005 changed the name of its German subsidiary to SoftNet International GmbH.