Form 10QSB
period 2005-03-31
SoftNet Technology Corp.
filed 2005-05-23
CIK 51387

Securities and Exchange Commission
                                Washington, D.C.

                                   FORM 10QSB
                                   ----------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ------------


                                    000-07693
                                    ---------
                            (Commission file number)


                         SoftNet Technology Corporation
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                               13-4096315
            ------                                               ----------
 (State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                           Identification No.)


       One Anderson Road, Suite 105
       Bernardsville, New Jersey                                   07924
       ----------------------------                             ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 117,555,774 shares of Common Stock, $0.001 par value, as of March 31, 2005; 5,000,000 Class B $0.001 par value as of March 31, 2005.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.   Financial Statements
------------------------------










                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----


Condensed Consolidated Balance Sheet as of March 31, 2005                 4

Condensed  Consolidated  Statements of  Operations  for the Three
   Months Ended March 31, 2005 and 2004                                   5

Condensed  Consolidated  Statement of Comprehensive Income (Loss)
   for the Three Months Ended March 31, 2005 and 2004                     6

Condensed  Consolidated  Statements  of Cash  Flows for the Three
   Months Ended March 31, 2005 and 2004                                   8

Notes to Condensed Consolidated Financial Statements                      9

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS
                                     ------


Current Assets:
  Cash and cash equivalents                                       $     163,527
  Accounts receivable, net                                              237,356
  Current portion of notes receivable                                   325,000
  Due from related parties                                                  844
  Inventory                                                              43,285
  Prepaid expenses and other current assets                              17,762
                                                                  --------------

    Total Current Assets                                                787,774
                                                                  --------------

  Notes receivable, net of current portion                               50,000
  Fixed assets, net of depreciation                                      16,870
  Deposits                                                                3,570
  Goodwill, net of impairment                                         2,477,595
                                                                  --------------

TOTAL ASSETS                                                      $   3,335,809
                                                                  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                           $     663,308
  Liability for stock to be issued                                    1,350,000
  Current portion of notes payable                                        6,155
                                                                  --------------

    Total Current Liabilities                                         2,019,463

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                 500,000
                                                                  --------------

    Total Liabilities                                                 2,519,463
                                                                  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
    authorized, 0 shares issued and outstanding                               -
  Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
    authorized, and 2,000,000 shares issued and outstanding               2,000
  Common Stock, Class A, $.001  Par Value; 500,000,000
    shares authorized, 267,075,469 shares issued ,
    150,000,000 and 0 shares held in escrow and
    and 117,075,469 shares outstanding                                  267,075
  Common Stock, Class B, $.001  5,000,000 shares authorized
    and 5,000,000 shares issued and outstanding                           5,000
  Subscriptions receivable                                           (2,000,000)
  Stock issued as collateral for note payable                          (900,000)
  Warrants                                                               62,500
  Additional paid-in capital                                         23,149,882
  Treasury stock, at cost, 281,400 shares                               (37,338)
  Accumulated other comprehensive income (loss)                          40,752
  Deficit                                                           (19,773,525)
                                                                  --------------

    Total Stockholders' Equity (Deficit)                                816,346
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $   3,335,809
                                                                  ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                               (Reclassified)
                                                                   2005             2004
                                                                   ----             ----

OPERATING REVENUES
  Revenue                                                     $     233,927    $       1,275

COST OF SALES                                                       134,509           15,000
                                                              --------------   --------------

GROSS PROFIT                                                         99,418          (13,725)
                                                              --------------   --------------

OPERATING EXPENSES
  Professional fees and compensation expenses                       297,935          352,914
  Advertising and marketing expenses                                105,224           27,183
  General and administrative expenses                               255,130           25,293
  Depreciation and amortization                                       3,269            5,202
                                                              --------------   --------------
    Total Operating Expenses                                        661,558          410,592

LOSS BEFORE OTHER (EXPENSE)                                        (562,140)        (424,317)

OTHER (EXPENSE)
  Legal settlement                                                        -          (17,500)
  Interest expense, net                                              (7,689)          (3,217)
                                                              --------------   --------------
    Total Other (Expense)                                            (7,689)         (20,717)
                                                              --------------   --------------

NET LOSS FROM CONTINUING OPERATIONS                                (569,829)        (445,034)

DISCONTINUED OPERATIONS
  Gain from discontinued operations, net of income taxes                  -           45,929
                                                              --------------   --------------

    Total Discontinued Operations                                         -           45,929
                                                              --------------   --------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                         (569,829)        (399,105)

Provision for Income Taxes                                                -                -
                                                              --------------   --------------

NET LOSS APPLICABLE TO COMMON SHARES                          $    (569,829)   $    (399,105)
                                                              ==============   ==============

NET LOSS PER BASIC AND DILUTED SHARES                         $    (0.00215)   $    (0.01084)
                                                              ==============   ==============
  From continuing operations                                  $       (0.00)   $       (0.01)
                                                              --------------   --------------
  From discontinued operations                                $           -    $        0.00
                                                              --------------   --------------
  From sale of subsidiary                                     $           -    $        0.00
                                                              --------------   --------------

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                          265,174,636       36,831,055
                                                              ==============   ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004





Deficit, December 31, 2004                                        $ (19,203,696)


Net loss for the three months ended March 31, 2005                     (569,829)
                                                                  --------------

TOTAL DEFICIT MARCH 31, 2005                                      $ (19,773,525)
                                                                  ==============


Comprehensive (loss), December 31, 2004, net of tax               $      (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for three months ended
  March 31, 2005                                                         47,443
                                                                  --------------

Accumulated other comprehensive income                            $      40,752
                                                                  ==============


Deficit, December 31, 2003                                        $ (17,145,109)


Net loss for the three months ended March 31, 2004                            -
                                                                  --------------

TOTAL DEFICIT MARCH 31, 2004                                      $ (17,145,109)


Comprehensive (loss), December 31, 2003, net of tax               $           -

Other comprehensive income, net of tax:

Foreign currency gain for the three months ended
  March 31, 2004                                                              -
                                                                  --------------

Accumulated other comprehensive (loss)                            $           -
                                                                  ==============

















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                                 (Reclassified)
                                                                     2005            2004
                                                                     ----            ----

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
  Net loss                                                      $    (569,829)   $    (445,034)
                                                                --------------   --------------
  Adjustments to Reconcile Net (Loss) to Net Cash
   (used in) operating activities:
    Depreciation                                                        3,269            5,202
    Common stock issued for consulting services                        90,750          331,650
    Common stock issued for legal                                           -            3,300
    Foreign currency change                                            47,443                -
    Net cash provided received in acquisition of subsidiary            58,235                -

  Changes in assets and liabilities
    (Increase) decrease in accounts receivable                         80,271           (1,125)
    (Increase) decrease in prepaid expenses                            20,687            1,333
    (Increase) in accounts receivable (52,534)
    (Increase) in inventory                                           (43,285)               -
    (Decrease) in accounts payable and accrued expenses               (62,246)         (24,251)
                                                                --------------   --------------
    Total adjustments                                                 195,124          263,575
                                                                --------------   --------------

    Net cash (used in) operating activities -
     continuing operations                                           (374,705)        (181,459)
                                                                --------------   --------------

Discontinued Operations:
  Gain from discontinued operations                                         -           45,929
  Adjustments to Reconcile Net Cash (used in)
  discontinuing operations                                                  -
                                                                --------------   --------------

  Net cash (used in) operating activities -
   discontinued operations                                                  -           45,929
                                                                --------------   --------------

  Net cash (used in) Operating Activities                            (374,705)        (135,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
  (Increase) decrease in amounts due to related parties               (64,211)          29,486
  (Increase) in notes receivable                                      (75,000)               -
  Acquisition of fixed assets                                          (1,753)               -
                                                                --------------   --------------

  Net cash provided by (used in) investing activities                (140,964)          29,486
                                                                --------------   --------------



               The accompanying notes are an integral part of the
                       consolidated financial statements.




                   SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
                             (FORMERLY T & G2 INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                                 (Reclassified)
                                                                     2005            2004
                                                                     ----            ----

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
  Proceeds from common stock issuances and stock
    subscriptions                                               $     122,769    $     106,000
  Net payments from issuance of notes payable - other                 506,155           45,000
                                                                --------------   --------------
    Net cash provided by financing activities                         628,924          151,000
                                                                --------------   --------------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                              113,255           44,956

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                50,272           16,754
                                                                --------------   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $     163,527    $      61,710
                                                                ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                            $       6,343    $           -
                                                                ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

      Consulting services                                       $      90,750    $     331,650
                                                                ==============   ==============
      Legal                                                     $           -    $       3,300
                                                                ==============   ==============
      Accrued expenses                                          $           -    $       7,500
                                                                ==============   ==============
      Preferred stock issued for investment                     $           -    $   2,000,000
                                                                ==============   ==============












               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION
            --------------------------------------

            The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

            On February 14, 2002, International Mercantile Corporation changed its name to T & G(2) (the "Company"). In addition, the Company changed its domicile to Nevada, which brought about a reverse 8 to 1 stock split, and a change in the par value of the stock to $0.001.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
            --------------------------------------------------

            The Company has reflected the results of this subsidiary in the discontinued operations section of the statements of operations, and has reclassified the 2004 numbers to show retroactive treatment for this disposal in accordance with SFAS 144.

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

            The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 15,000,000 of these shares to WBU that are issued based on sales criteria. Should this criteria not be reached, these shares are to be returned to the Company. The shares were valued at $800,000 and is included in goodwill on the condensed consolidated balance sheet at March 31, 2005.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
            --------------------------------------------------

            The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

            The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia for 9,000,000 shares of restricted Class A Common Shares of stock. The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that there is no impairment on this goodwill as of March 31, 2005.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

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

            Advertising
            -----------

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $105,224 and $27,183 for the three months ended March 31, 2005 and 2004, respectively.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Goodwill and Other Intangible Assets
            ------------------------------------

            In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisition of Holtermann recognized $1,249,964 of goodwill. The Company has determined that $849,964 of this goodwill has been impaired as of March 31, 2005. The remaining $400,000 has been reflected as goodwill on the condensed consolidated balance sheet at March 31, 2005.

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                   March 31,        March 31,
                                                      2005             2004
                                                      ----             ----
                                                                  (Reclassified)

            Net Loss                             ($    569,829)   ($    399,105)
                                                 --------------   --------------

            Weighted-average common shares
              outstanding (Basic)                  265,174,636       36,831,055

            Weighted-average common stock
             equivalents:
                  Stock options                              -                -
                  Warrants                                   -                -
                                                             -                -

            Weighted-average common shares
                outstanding (Diluted)              265,174,636       36,831,055
                                                 ==============   ==============

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

            Software Development Costs
            --------------------------

            Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the three months ended March 31, 2005 and 2004, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

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

            Reclassifications
            -----------------

            Certain amounts for the three months ended March 31, 2004 have been reclassified to conform to the presentation of the March 31, 2005 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2004.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

            Recent Accounting Pronouncements
            --------------------------------

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

NOTE 3 -    ACCOUNTS RECEIVABLE
            -------------------

            The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at March 31, 2005, since Management is of the opinion that all accounts receivable are fully collectible.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 4 -    FIXED ASSETS
            ------------

            Fixed assets consist of the following at March 31, 2005:


            Office equipment                        $   21,122
            Furniture and fixtures                       2,646
            Time clock equipment                        38,730
            Time clock software                         54,144
                                                    -----------
                                                       116,642
                                                       (99,772)
                            Total                   $   16,870
                                                    ===========

            Depreciation expense was $3,269 and $5,202 for the three months ended March 31, 2005 and 2004. The Company sold $133,506, net of depreciation of Bingo Units upon the sale of Zingo Sales.

NOTE 5 -    NOTES PAYABLE - BANK
            --------------------

            On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at March 31, 2005 was $0. The line of credit was STI's, and was assigned over to the Company upon the acquisition. There was no interest expense charged to operations for the three months ended March 31, 2005 and 2004, respectively.

NOTE 6 -    NOTES PAYABLE
            -------------

            The Company's subsidiary WBU, has a note payable outstanding with an individual that is due on demand. This note represents payments made by this individual for company expenses. WBU anticipates repayment of this amount in its second quarter. The amount outstanding at March 31, 2005 is $6,155, and is reflected as a current liability in the Company's condensed consolidated balance sheet at March 31, 2005.

            In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. As of March 31, 2005, the outstanding liability is $500,000, which is reflected as a long-term liability in the condensed consolidated balance sheet. Interest for the three months ended March 31, 2005 and accrued interest at March 31, 2005 is $6,219.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 7 -    RELATED PARTY TRANSACTIONS
            --------------------------

            Amounts due from related parties at March 31, 2005 were $844 and consists of the following:

            Note receivable from a company through common ownership in the amount of $14,497 at March 31, 2005.

            Note receivables to a company through common ownership in the amount of $7,647 at March 31, 2005, at 10% interest, payable monthly, due on demand. At March 31, 2005, the Company has approximately $18,270 in accrued interest to this company.

            The Company has $9,200 outstanding to another entity related through common ownership at March 31, 2005. At March 31, 2005, the Company has approximately $925 in accrued interest to this company.

            The Company has a note payable due on demand with an individual who is an officer of SoftNet International GmbH. There is no interest due on this note, and at March 31, 2005, the amount outstanding is $12,100.

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 8 -    ACQUISITIONS (CONTINUED)
            ------------------------

            Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann was to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004.

            The Company acquired WholesaleByUs ("WBU") on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock. The shares of stock have not been issued as of March 31, 2005.

            The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia for 9,000,000 shares of restricted Class A Common Shares of stock. The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that there is no impairment on this goodwill as of March 31, 2005.

            Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access.

NOTE 9 -    STOCKHOLDERS' EQUITY (DEFICIT)
            ------------------------------

            Preferred Stock
            ---------------

            At March 31, 2005, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

            Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of March 31, 2005, the Company has 2,000,000 shares issued and outstanding. 282,703 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of March 31, 2005 certificates representing 117,885 have been surrendered to the Company.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 9 -    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
            ------------------------------------------

            Preferred Stock (Continued)
            ---------------------------

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

            The remaining 2,000,000 shares of the Class B Preferred Stock was issued in accordance with a March 24, 2004 Investment Exchange Agreement (the "Agreement") with Cross Capital Fund, LLC. ("Cross Capital"). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the condensed consolidated balance sheet at March 31, 2005. The Preferred shares convert to the Company's Class A Common Shares as set forth in the agreement.

            Common Stock
            ------------

            As of March 31, 2005, there were 500,000,000 shares authorized, and 267,075,469 shares issued, 150,000,000 shares in escrow and 117,075,469 shares outstanding respectively, of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

            As of March 31, 2005, there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company's common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000.
            Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers.

            The following shares of common stock Class A were issued for the three months ended March 31, 2005 and year ended December 31, 2004:

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 9 -    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
            ------------------------------------------

            Common Stock (Continued)
            ------------------------

            The Company in the quarter ended March 31, 2005 issued 3,375,000 shares of common stock for cash in the amount of $67,500. Additionally, the Company received $55,269 in cash from prior share issuances.

            The Company in the quarter ended March 31, 2005 issued 550,000 shares of common stock for services valued at $90,750 ($.165 per share).

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

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

            The Company issued 50,000 shares during the quarter ended March 31, 2004 in conversion of accrued expenses valued at $7,500 ($.15 per share).

            The Company received $106,000 of subscriptions receivable in the quarter ended March 31, 2004 that related to stock issuances in 2003.

            Treasury Stock
            --------------

            In January 2003, the Company instituted a buy back program of its own stock. For the three months ended March 31, 2005 and year ended December 31, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at March 31, 2005 represents the cost value of the treasury shares acquired by the Company.

NOTE 10 -   NOTES RECEIVABLE
            ----------------

            The Company sold a business segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed consolidated balance sheet. This amount has been accruing interest at 6% and as of March 31, 2005, there is $17,858 recognized as accrued interest receivable. The amount is classified as a current asset as it is due on demand.

            Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability companion March 1, 2005. Indigo lent Pearlnet LLC, $75,000, which is to be repaid in three annual installments of $25,000. Interest is payable to Indigo at the rate of .007 percent per annum, calculated monthly not in advance. As of March 31, 2005, Indigo accrued $44 of interest receivable.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 11 -   GOING CONCERN
            -------------

            As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the three months ended March 31, 2005 and 2004, as well as the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            The Company has improved its operations through its acquisitions of Holtermann, WholesaleByUs and Indigo Technologies, and has been affected by recent legislative mandates on the gaming industry that has lead to a portion of the Zingo unit revenue being diminished, which ultimately lead to the sale of that subsidiary. Management feels that through their recent acquisitions, the Company will develop positive operations and cash flows.

            The condensed  consolidated  financial statements do not include any
            adjustments   that   might   result   from  the   outcome  of  these
            uncertainties.

NOTE 12 -   COMMITMENTS
            -----------

            The Company has agreed to issue 9,000,000 shares of restricted Class A Common Shares of stock to the former shareholders of Indigo in accordance with the Stock Purchase Agreement. The Company has recorded a liability for stock to be issued in the amount of $1,350,000, which represents those 9,000,000 shares at a value of $.15 per share, the fair value of the stock at the time the agreement was entered into.

            In November 2002, the Company installed its Securetime system in a restaurant at a major Las Vegas, Nevada casino. The Company has also received an order for the Securetime system from a Native American business in Oklahoma and the installation was completed in late November. Both of these installations signed contracts for continuing and ongoing services in March 2003. In the first quarter of 2004, Securetime has installed a biometric ID system in a bingo facility in Wyoming. All of these systems are currently being upgraded by the Company, and additionally, the Company has installed a system in a legal printing facility in Los Angeles.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 13 -   LITIGATION
            ----------

            In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company's discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff's failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of March 31, 2005.

NOTE 14 -   PROVISION FOR INCOME TAXES
            --------------------------

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

            At March 31, 2005, deferred tax assets approximated the following:

            Net operating loss carryforwards       $  5,932,058
            Less:  valuation allowance               (5,932,058)
                                                   -------------
                                                   $        -0-
                                                   =============

            At March 31, 2005, the Company had accumulated deficits approximating $19,773,525 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                    SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
                             (FORMERLY T & G2, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 15 -   DISPOSAL OF BUSINESS
            --------------------

            In July 2004, the Company sold Zingo Sales. The Company's condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the three months ended March 31, 2004 are as follows:


                 Revenues                              $ 303,145
                                                       ----------

                 Income before income taxes            $  45,929

                 Provision for taxes                        -
                                                       ----------

                 Net income                            $  45,929
                                                       ==========

                 Net income  per share                 $    (.00)
                                                       ==========

                 Diluted income per share              $    (.00)
                                                       ==========

          Management's Discussion and Analysis of Financial Conditions
                            and Results of Operations

Introduction
------------

The following discussion and analysis highlights the financial position of SoftNet Technology Corp (SoftNet) at March 31, 2005 compared to quarter-end March 31, 2004. The business activities of the Company are now that of the four wholly owned subsidiaries - Solutions Technology Inc., Wholesalebyus, LLC (WBU), Indigo Technology Services, and SoftNet International GmbH. Comparisons are provided in this report but the Company has made a major change to its operations and business activity and just began to generate any type of significant revenue. In reviewing the Company's numbers in this report, it must be remembered that it essentially shows the first year of operations of three of the Company's four wholly owned subsidiaries - mainly Indigo and WBU.

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

Plan of Operation
-----------------

The Company entered into a transaction to acquire an Atlanta, Georgia based business entity to further strengthen SoftNet's core business of Software and technology. Major advancements and development of Solutions Technology to bring the SecureTime Biometric ID System to the point where it could be mass marketed has been completed. New sales agents and a new facility in the southern California area have been obtained and a major marketing push is just being instituted. The development of SoftNet International is just about completed and preparations to begin sales are in the final stages for business operations in international markets. The Company's management entered into a transaction for funding in the form of a debt financing. With this debt funding, SoftNet issued 150,000,000 shares of the Company's Class A Common in certificate form. These shares are being held in escrow in certificate form in a reputable European Bank in Switzerland. The loan if a closing occurs will have a three (3) year term at 6% interest. The loan can be paid off without penalty at anytime after the first anniversary. SoftNet Management is highly confident that the loan can be repaid from future cash flow within the three (3) year period. An equity financing may be an attractive alternative to retire the loan in the next year or two given the tremendous fundamental development of the overall Company. This loan will be instrumental in the development of SoftNet and subsidiaries. In April of 2004, SoftNet entered into a financing arrangement with Cross Capital Fund. Cross Capital Fund never performed on its responsibilities and breached the agreement. SoftNet is in the process of evaluating all potential legal rights in this matter and will exercise all legal rights to recover any and all potential damages that may have been caused by Cross Capital Fund.

For the following nine month period from April, 2005 to December, 2005 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities. Thereafter, the Company anticipates further expanding the WBU business to the point of profitability in the coming months and generating revenues from the sale of their time clocks. The acquisition of Indigo immediately brings positive cash flow from that and should help SoftNet to Achieve profitability sooner rather than later. To help expand the awareness for the SoftNet subsidiaries, the Company engaged the services of TVA productions in Los Angeles, California to build brand name awareness for the WBU online shopping site as well as introduce the benefits of selling through WBU to other business to attract more products for sale. Secondly, TVA will be charged with introducing Solutions Technology and the SecureTime Biometric ID System to the business community in a large scale way. Solutions Technology believes that the SecureTime System is ready for this rollout. Large-scale success is anticipated. However, if viability of the SecureTime System is not realize in the coming year, then the operations of Solutions Technology will be terminated. Indigo will greatly benefit as well from this product and Company promotion. Indigo has also made great strides with a new business relationship with a company called PearlNet. PearlNet has been able to garner many state contracts totaling in the millions and has engaged Indigo to help to fulfill these contracts.

The Company's management has ongoing discussions with investment bankers pertaining to additional financing as an option for repayment of the restricted stock loan that SoftNet just entered into but not yet closed. This would include the possibility of a private place as the first option under consideration with the possibility of a registration statement as a second option. Such a financing would probably not occur until 2006 or later. Management believes this would provide for ample opportunity to build the fundamentals of the company with the hope to perform such a financing at a much higher and non-dilutive price than currently would be necessary. However, there can be no assurance management will be successful in these endeavors. SoftNet has recently hired an internal controls and procedures auditor to evaluate SoftNet and make sure the Company is prepared for the future to be compliant with all rules and regulations. This is also the first step in preparing the Company for a listing on a higher exchange above the OTCBB.

Liquidity and Capital Resources
-------------------------------

For the quarter ended March 31, 2005, the Company used ($374,705) in operating activities from continued operations compared to ($181,459) for the quarter ended March 31, 2004. Of this amount for quarter ended 2005, a majority is due to the operating losses incurred in starting up the three (3) wholly owned subsidiaries, which we believe will translate into generating increased cash. However, a majority of the increase is attributable to the start up of WholesaleByUs and Indigo for which contributed to the Company generating net losses for the three months of approximately $570,000. Additionally, $90,750 in the first quarter of 2005 and $331,650 in the first quarter of 2004 worth of stock was issued for services. The Company has also borrowed certain amounts from related parties as well as banks to finance the beginning production costs for its time clocks and for the acquisition and further development of WBU. The funding that was recently received will enable the Company to market, and produce its products. We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. The recognition of revenues has occurred and as revenue continues to grow and the recognition of positive cash flow is attained, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2005 and 2004 had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                        SoftNet Technology Corporation
                                        ------------------------------


Date: May 23, 2005                      By:  /s/ James Farinella
                                           -------------------------------------
                                           James Farinella
                                           Chairman, Chief Executive Officer and
                                           President