Form 10QSB
period 2005-06-30
SoftNet Technology Corp.
filed 2005-08-18
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                            to

000-07693
(Commission file number)

SoftNet Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada                                                                                13-4096315
              (State or other jurisdiction                                                            (IRS Employer
       of incorporation or organization)                                                  Identification No.)

One Anderson Road, Suite 105
Bernardsville, New Jersey 07924
(Address of principal executive offices) (Zip Code)

(908) 204-9911
(Issuer's telephone number)

T & G2, Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 148,892,072 shares of Common Stock, $0.001 par value, as of August 15, 2005; 5,000,000 Class B $0.001 par value as of August 15, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                                                               Page

Condensed Consolidated Balance Sheet as of June 30, 2005                                                                      2

Condensed Consolidated Statements of Operations for the Six and Three Months Ended
   June 30, 2005 and 2004                                                                                                                         3

Condensed Consolidated Statement of Comprehensive Income (Loss) for the
    Six Months Ended June 30, 2005 and 2004                                                                                           4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2005 and 2004                                                                                                                         5

Notes to Condensed Consolidated Financial Statements                                                                             7

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$ 133,027
Accounts receivable, net	265,098
Current portion of notes receivable	325,000
Inventory	28,517
Prepaid expenses and other current assets	28,232

Total Current Assets	779,874

Notes receivable, net of current portion	140,000
Fixed assets, net of depreciation	23,080
Deposits	1,500
Goodwill, net of impairment	2,477,595

TOTAL ASSETS	$ 3,422,049

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 680,016
Liability for stock to be issued	1,350,000
Due to related parties	245,628
Current portion of notes payable	235,000

Total Current Liabilities	2,510,644

LONG-TERM LIABILITIES
Notes payable, net of current portion	500,000

Total Liabilities	3,010,644

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 2,000,000 shares issued and outstanding	2,000
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 379,692,072 shares issued ,
150,000,000 and 0 shares held in escrow and
and 229,692,072 shares outstanding	379,692
Common Stock, Class B, $.001 5,000,000 shares authorized
and 4,800,000 shares issued and outstanding	4,800
Subscriptions receivable	(2,000,000)
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	23,361,088
Accumulated other comprehensive income (loss)	49,424
Deficit	(20,485,599)

Total Stockholders' Equity (Deficit)	411,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,422,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
		(Reclassified)		(Reclassified)
	2005	2004	2005	2004

OPERATING REVENUES
Revenue	$ 586,024	$ 3,451	$ 352,097	$ 2,176

COST OF SALES	329,709	30,560	195,200	15,560

GROSS PROFIT	256,315	(27,109)	156,897	(13,384)

OPERATING EXPENSES
Professional fees and compensation expenses	739,339	397,040	441,404	40,575
Advertising and marketing expenses	243,633	54,758	138,409	27,575
General and administrative expenses	328,569	(1,844)	73,439	38,365
Depreciation and impairment	5,970	922,318	2,701	855,165
Total Operating Expenses	1,317,511	1,372,272	655,953	961,680

LOSS BEFORE OTHER EXPENSE	(1,061,196)	(1,399,381)	(499,056)	(975,064)

OTHER EXPENSE
Legal settlement	(200,000)	(17,500)	(200,000)	-
Interest expense, net	(20,707)	(58,286)	(13,018)	(55,069)
Total Other Expense	(220,707)	(75,786)	(213,018)	(55,069)

NET LOSS FROM CONTINUING OPERATIONS	(1,281,903)	(1,475,167)	(712,074)	(1,030,133)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of income taxes	-	8,482	-	(37,447)

Total Discontinued Operations	-	8,482	-	(37,447)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,281,903)	(1,466,685)	(712,074)	(1,067,580)

Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,281,903)	$ (1,466,685)	$ (712,074)	$ (1,067,580)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00463)	$ (0.03239)	$ (0.00247)	$ (0.02042)
From continuing operations	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.02)
From discontinued operations	$ -	$ 0.00	$ -	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	276,769,172	45,288,025	288,236,295	52,277,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Deficit, December 31, 2004	$ (19,203,696)

Net loss for the six months ended June 30, 2005	(1,281,903)

TOTAL DEFICIT JUNE 30, 2005	$ (20,485,599)

Comprehensive loss, December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for six months ended June 30, 2005	56,115

Accumulated other comprehensive income	$ 49,424

Deficit, December 31, 2003	$ (17,145,109)

Net loss for the six months ended June 30, 2004	(1,466,685)

TOTAL DEFICIT JUNE 30, 2004	$ (18,611,794)

Comprehensive loss, December 31, 2003, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency loss for the six months ended June 30, 2004	(2,921)

Accumulated other comprehensive (loss)	$ (2,921)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

		(Reclassified)
	2005	2004

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (1,281,903)	$ (1,475,167)
Adjustments to Reconcile Net Loss to Net Cash
used in operating activities:
Depreciation and impairment	5,970	860,067
Common stock issued for consulting services	189,211	331,650
Common stock issued for legal	-	3,300
Common stock issued for settlement of legal proceeding	200,000	-
Foreign currency change	56,115	(2,921)
Net cash received in acquisition of subsidiary	58,235	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	52,528	(1,067)
(Increase) decrease in prepaid expenses and other assets	12,287	(871)
Increase in inventory	(28,517)	-
Decrease in accounts payable and
and accrued expenses	(45,537)	(15,034)
Total adjustments	500,292	1,175,124

Net cash used in operating activities -
continuing operations	(781,611)	(300,043)

Discontinued Operations:
Gain from discontinued operations	-	8,482
Adjustments to Reconcile Net Cash (used in)
discontinuing operations	-	11,655

Net cash (used in) operating activities -
discontinued operations	-	20,137

Net cash used in Operating Activities	(781,611)	(279,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	182,261	(9,752)
Increase in notes receivable	(165,000)	-
Acquisition of fixed assets	(10,664)	(27,517)

Net cash provided by (used in) investing activities	6,597	(37,269)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

		(Reclassified)
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 122,769	$ 343,231
Net proceeds from issuance of notes payable - other	735,000	-
Net cash provided by financing activities	857,769	343,231

NET INCREASE IN CASH
AND CASH EQUIVALENTS	82,755	26,056

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	50,272	16,754

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 133,027	$ 42,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 30,331	$ 10,000

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:

Consulting services	$ 189,211	$ 331,650
Legal	$ -	$ 3,300
Legal settlement	$ 200,000	$ -
Accrued expenses	$ -	$ 7,500
Preferred stock issued for investment	$ -	$ 2,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

On January 12, 2002, International Mercantile Corporation acquired Solutions Technology, Inc. (“STI”), formerly known as Clickese.com (“Clickese”) for 20,511,365 shares of the Class A common stock, and the former owners of STI acquired the 1,142,858 shares of the Class B common stock for $1. Upon this acquisition, STI became a wholly owned subsidiary of International Mercantile Corporation. STI designs, develops and manufactures biometrical time clocks for tracking employees’ time and attendance.

On February 14, 2002, International Mercantile Corporation changed its name to T & G2 (the “Company”). In addition, the Company changed its domicile to Nevada, which brought about a reverse 8 to 1 stock split, and a change in the par value of the stock to $0.001.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In addition to STI being a wholly owned subsidiary, the Company acquired Zingo Sales Ltd. (“Zingo”) in March 2002 in a 2,500,000 share Class A common stock acquisition. Zingo’s mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product was a fixed based bingo unit, for which sales had been generated late in 2002. The Company sold this segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed consolidated balance sheet.

The Company has reflected the results of this subsidiary in the discontinued operations section of the statements of operations, and has reclassified the 2004 numbers to show retroactive treatment for this disposal in accordance with SFAS 144.

In November 2002, the Company issued a board resolution authorizing an increase to the authorized capital to 100,000,000 Class A common shares and the Class B common shares to remain at the 2,000,000 share level. In February 2003, the Company issued another board resolution authorizing a further increase in its authorized capital. Under this resolution, the Company increased its Class A common shares and Class B common shares to 250,000,000 shares and 5,000,000 shares authorized, respectively. With this change, the Company issued a board resolution to cancel the 1,142,858 Class B common shares, and issue to its officers 2,500,000 Class B common shares each (5,000,000 total) at par value. Of this amount, 200,000 were converted to Class A common shares in June 2005.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company (“Holtermann”), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company’s Class A Common Stock. Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann is to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004. The Company in January 2005 changed the name of its German subsidiary to SoftNet International GmbH. The Company issued them an additional 1,000,000 shares in June 2005 to meet certain foreign capital requirements.

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 15,000,000 of these shares to WBU that are issued based on sales criteria. Should this criteria not be reached, these shares are to be returned to the Company. The shares were valued at $800,000 and is included in goodwill on the condensed consolidated balance sheet at June 30, 2005.

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia for 9,000,000 shares of restricted Class A Common Shares of stock. The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that there is no impairment on this goodwill as of June 30, 2005. In April 2005, Indigo acquired Net Centric Solutions, Inc. for 3,000,000 of the 9,000,000 shares that Indigo received in the acquisition by the Company. Net Centric Solutions, Inc. is a wholly owned subsidiary of Indigo.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $243,633 and $54,758 for the six months ended June 30, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company in its acquisition of Holtermann recognized $1,249,964 of goodwill. The Company has determined that $849,964 of this goodwill has been impaired as of June 30, 2004. The remaining $400,000 has been reflected as goodwill on the condensed consolidated balance sheet at June 30, 2005.

Earnings (Loss) Per Share of Common Stock

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                      June 30,                   June 30,
                                                                        2005                         2004
                                                                                                   (Reclassified)
Net Loss                                                      ($1,281,903)           ($1,466,685)

Weighted-average common shares
  outstanding (Basic)                                     276,769,172            45,288,025

Weighted-average common stock
   equivalents:
      Stock options                                                        -                                -
      Warrants                                                               -                                -

Weighted-average common shares
    outstanding (Diluted)                                  276,769,172            45,288,025
                                                                     =========             ========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended June 30, 2005 and 2004,  do not  relate  to the application development stage and therefore have expensed these costs as they were incurred.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, and has adopted the enhanced disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosures”, an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Reclassifications

Certain amounts for the six months ended June 30, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”(“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

NOTE 3-     ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at June 30, 2005, since Management is of the opinion that all accounts receivable are fully collectible.

NOTE 4-     FIXED ASSETS

Fixed assets consist of the following at June 30, 2005:

Office equipment                                       $   30,032
Furniture and fixtures                                       2,646
Time clock equipment                                    38,730
Time clock software                                       54,144
                                                                    125,552
                                                                   (102,472)
                                Total                         $    23,080
                                                                ========

Depreciation expense was $5,970 for the six months ended June 30, 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 5-     NOTES PAYABLE - BANK

On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at June 30, 2005 was $0. The line of credit was STI’s, and was assigned over to the Company upon the acquisition. There was no interest expense charged to operations for the six months ended June 30, 2005 and 2004, respectively.

NOTE 6-     NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company at June 30, 2005 was $235,000. There is no interest being charged on this note, the note is due on demand, and has been classified by the Company as a current liability.

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. As of June 30, 2005, the outstanding liability is $500,000, which is reflected as a long-term liability in the condensed consolidated balance sheet. Interest for the six months ended June 30, 2005 and accrued interest at June 30, 2005 is $18,685.

The Company in June 2005 entered into a loan agreement whereby 100,000,000 Class A common shares were issued as security. The lender will loan 30% of the market value of the shares to the Company.

At the request of the Company, the lender shall loan the principal provided that the loan is requested on or before September 2005. Interest will accrue at 3.8% per annum. The loan matures and is due at the second anniversary of the loan.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 7-     RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2005 were $245,628 and consists of the following:

Note receivable from a company through common ownership in the amount of $1,197 at June 30, 2005.

Note receivables to a company through common ownership in the amount of $227,625 at June 30, 2005, at 10% interest, payable monthly, due on demand. At June 30, 2005, the Company has approximately $19,390 in accrued interest to this company.

The Company has $9,200 outstanding to another entity related through common ownership at June 30, 2005. At June 30, 2005, the Company has approximately $1,045 in accrued interest to this company.

The Company’s subsidiary, Wholesale By Us, borrowed $10,000 from the officer of the Company in May 2005. There are no terms of repayment, and no interest is being charged on the note.

NOTE 8-     ACQUISITIONS

On January 12, 2002, the Company acquired STI as a wholly owned subsidiary for 20,511,365 shares of common stock. At the time of the acquisition, STI’s book value of their net assets was approximately $0. The acquisition of the 20,511,365 shares were valued at the Company’s fair value at the time of the issuance which approximated $.15 per share, $3,177,556. In accordance with FASB 142, the Company impaired the goodwill for that amount.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 8-     ACQUISITIONS (CONTINUED)

On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company (“Holtermann”), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company’s Class A Common Stock.

Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann was to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004. The Company in January 2005 changed the name of its German subsidiary to SoftNet International GmbH. The Company issued them an additional 1,000,000 shares in June 2005.

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia for 9,000,000 shares of restricted Class A Common Shares of stock. The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that there is no impairment on this goodwill as of June 30, 2005. In April 2005, Indigo acquired Net Centric Solutions, Inc. for 3,000,000 of the 9,000,000 shares that Indigo received in the acquisition by the Company. Net Centric Solutions, Inc. is a wholly owned subsidiary of Indigo. The shares of stock have not been issued as of June 30, 2005.

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At June 30, 2005, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of June 30, 2005, the Company has 2,000,000 shares issued and outstanding. 282,703 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement

These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of June 30, 2005 certificates representing 117,885 have been surrendered to the Company.

An additional 668,000 shares were issued to a Bermuda company as collateral for a promissory note. These shares were valued at the par value and recorded against additional paid in capital as the preferred shares have no readily determinable market value. Effective April 9, 2004, the Company terminated this agreement due to this company’s failure to make loan advances as set forth in the agreement.  All shares have been surrendered to the Company.

The remaining 2,000,000 shares of the Class B Preferred Stock were issued in accordance with a March 24, 2004 Investment Exchange Agreement (the “Agreement”) with Cross Capital Fund, LLC. (“Cross Capital”). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the condensed consolidated balance sheet at June 30, 2005. The Preferred shares convert to the Company’s Class A Common Shares as set forth in the agreement. Cross Capital Fund, LLC. has defaulted on the agreement. The Company is attempting to recapture the shares issued.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of June 30, 2005, there were 500,000,000 shares authorized, and 379,692,072 shares issued, 150,000,000 shares in escrow and 229,692,072 shares outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of June 30, 2005, there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company’s common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005.

The following shares of common stock Class A were issued for the six months ended June 30, 2005 and year ended December 31, 2004:

The Company in the quarter ended June 30, 2005 issued 898,000 shares of common stock for services valued at $151,160 ($.168 per share average).

The Company in the quarter ended June 30, 2005 issued 10,000,000 shares of common stock in conversion of Class B common shares. This transaction resulted in $10,000 of consulting expenses.

The Company in the quarter ended June 30, 2005 issued 1,003,000 shares of common stock in settlement of a legal matter ($.20 per share).

The Company in the quarter ended June 30, 2005 issued 1,000,000 shares of common stock to Softnet International as additional capitalization of the Company valued at $210,000 ($.21 per share).

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The Company in the quarter ended June 30, 2005 issued 100,000,000 shares of common stock for a stock as security regarding a loan agreement (See Note 6).

The Company retired the 281,400 shares they held in treasury during the quarter ended June 30, 2005.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

On January 14, 2004, the Company entered into a Loan and Security Agreement and a Multiple Advance Promissory Note with a Bermuda company. This agreement establishes a multiple advance loan of a maximum of $2,600,000. As collateral for this note, the Company issued 668,000 shares of its Series B Preferred Stock. Additionally, the Company issued to the Bermuda company a warrant for the purchase of up to 6,000,000 shares of the Company’s common stock A at an exercise price of $.15 per share. The warrants carry no registration rights. Both the Series B Preferred Stock and the warrants have been cancelled due to the Bermuda company’s failure to fund the loan.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Treasury Stock

In January 2003, the Company instituted a buy back program of its own stock. For the three months ended March 31, 2005 and year ended December 31, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury.

The Company had accounted for its treasury stock utilizing the cost method. These shares during the quarter ended June 30, 2005 have been retired.

NOTE 10-   NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed consolidated balance sheet. This amount has been accruing interest at 6% and as of June 30, 2005, there is $23,811 recognized as accrued interest receivable. The amount is classified as a current asset as it is due on demand.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability companion March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of June 30, 2005, Indigo accrued $3,619 of interest receivable.

NOTE 11-   GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the six months ended June 30, 2005 and 2004, as well as the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 11 -  GOING CONCERN (CONTINUED)

The Company has improved its operations through its acquisitions of Holtermann, WholesaleByUs, Indigo Technologies and Net Centric Solutions, Inc., and has been affected by recent legislative mandates on the gaming industry that has lead to a portion of the Zingo unit revenue being diminished, which ultimately lead to the sale of that subsidiary. Management feels that through their recent acquisitions, the Company will develop positive operations and cash flows.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12-   COMMITMENTS

The Company has agreed to issue 9,000,000 shares of restricted Class A Common Shares of stock to the former shareholders of Indigo/Net Centric Solutions, Inc. in accordance with the Stock Purchase Agreement. The Company has recorded a liability for stock to be issued in the amount of $1,350,000, which represents those 9,000,000 shares at a value of $.15 per share, the fair value of the stock at the time the agreement was entered into. These shares were issued July 1, 2005.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 13-   LITIGATION

In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company’s discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff’s failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of June 30, 2005.

NOTE 14-  PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2005, deferred tax assets approximated the following:

Deferred tax assets                               $6,146,000
Amortization of goodwill                         180,000
Less:  valuation allowance                     (6,326,000)
                                                            $        -0-
                                                            ========

At June 30, 2005, the Company had accumulated deficits approximating $20,485,599 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 14-      PROVISION FOR INCOME TAXES (CONTINUED)

NOTE 15–  DISPOSAL OF BUSINESS

In July 2004, the Company sold Zingo Sales. The Company’s condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the six months ended June 30, 2004 is as follows:

Six Months

Revenues	$ 158,977

Income (loss) before income taxes	8,482

Provision for taxes	-

Net income (loss)	8,482

Net income (loss) per share	$ (.00)

Diluted income (loss) per share	$ (.00)

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Introduction

The following discussion and analysis highlights the financial position of SoftNet Technology Corp (SoftNet) at June 30, 2005 compared to quarter-end June 30, 2004. The business activities of the Company are now that of the four wholly owned subsidiaries – Solutions Technology Inc., Wholesalebyus, LLC (WBU), Indigo Technology Services (Indigo), and SoftNet International GmbH.  Comparisons are provided in this report but the Company has made a major change to its operations and business activity and just began to generate any type of significant revenue.  In reviewing the Company’s numbers in this report, it must be remembered that it essentially shows the first year of operations of three of the Company’s four wholly owned subsidiaries – mainly Indigo and WBU.

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

Plan of Operation

The Company entered and completed the acquisition of Atlanta, Georgia based NetCentric Solutions to further strengthen SoftNet’s core business of Software and technology.  This IT Consulting business was merged into and combined with Indigo.   Major advancements and development of Solutions Technology to bring the SecureTime Biometric ID System to the point where it could be mass marketed has been completed.  New sales agents and a new facility in the southern California area have been obtained and a major marketing push is just being instituted.  A Marketing initiative was entered into with Mid-Western based Infotronics  to broaden Solutions Technology’s products offering.  The development of SoftNet International is just about completed and preparations to begin sales are in the final stages for business operations in international markets.  The Company's management entered into a transaction for funding in the form of a debt financing.  With this debt funding, SoftNet issued 100,000,000 shares of the Company’s Class A Common in certificate form.  These shares are being held in escrow in certificate form in a reputable European Bank in Switzerland.  The loan if a closing occurs will have a three (3) year term at 6% interest.  The loan can be paid off without penalty at anytime after the first anniversary.  SoftNet Management is highly confident that the loan can be repaid from future cash flow within the three (3) year period.  An equity financing may be an attractive alternative to retire the loan in the next year or two given the tremendous fundamental development of the overall Company.  This loan will be instrumental in the development of SoftNet and subsidiaries.  In April of 2004, SoftNet entered into a financing arrangement with Cross Capital Fund.  Cross Capital Fund never performed on its responsibilities and breached the agreement.  SoftNet is in the process of evaluating all potential legal rights in this matter and will exercise all legal rights to recover any and all potential damages that may have been caused by Cross Capital Fund.

For the following six month period from July, 2005 to December, 2005 it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees, will be provided by the private sale of the Company's securities and from operating activities.  Thereafter, the Company anticipates further expanding the WBU business to the point of profitability in the coming months and generating revenues from the sale of their time clocks.  The acquisition of Indigo immediately brings positive cash flow from that and should help SoftNet to Achieve profitability sooner rather than later.  To help expand the awareness for the SoftNet subsidiaries, the Company engaged the services of TVA productions in Los Angeles, California to build brand name awareness for the WBU online shopping site as well as introduce the benefits of selling through WBU to other business to attract more products for sale. Secondly, TVA will be charged with introducing Solutions Technology and the SecureTime Biometric ID System to the business community in a large scale way.  Solutions Technology believes that the SecureTime System is ready for this rollout.  Large-scale success is anticipated.  However, if viability of the SecureTime System is not realize in the coming year, then the operations of Solutions Technology will be terminated.  Indigo will greatly benefit as well from this product and Company promotion.  Indigo has also made great strides with a new business relationship with a company called PearlNet.  PearlNet has been able to garner many state contracts totaling in the millions and has engaged Indigo to help to fulfill these contracts.

The Company's management has ongoing discussions with investment bankers pertaining to additional financing as an option for repayment of the restricted stock loan that SoftNet just entered into but not yet closed.   This would include the possibility of a private placement as the first option under consideration with the possibility of a registration statement as a second option.  Such a financing would probably not occur until 2006 or later.  Management believes this would provide for ample opportunity to build the fundamentals of the company with the hope to perform such a financing at a much higher and non-dilutive price than currently would be necessary.  However, there can be no assurance management will be successful in these endeavors.  SoftNet has recently hired an internal controls and procedures auditor to evaluate SoftNet and make sure the Company is prepared for the future to be compliant with all rules and regulations.  This is also the first step in preparing the Company for a listing on a higher exchange above the OTCBB.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company used ($781,611) in operating activities from continued operations compared to ($300,043) for the six months ended June 30, 2004. Of this amount for the six months ended 2005, a majority is due to the operating losses incurred in starting up the three (3) wholly owned subsidiaries, which we believe will translate into generating increased cash.  However, a majority of the increase is attributable to the start up of WholesaleByUs and Indigo for which contributed to the Company generating net losses for the six months of approximately $129,000.  Additionally, $189,211 in the six months ended June 30, 2005 and $331,650 in the six months ended June 30, 2004 worth of stock was issued for services.  The Company has also borrowed certain amounts from related parties as well as banks to finance the beginning production costs for its time clocks and for the acquisition and further development of WBU.  The funding that was recently received will enable the Company to market, and produce its products.  We anticipate that going forward; we will streamline administrative, and professional fees to conserve cash flow. The recognition of revenues has occurred and as revenue continues to grow and the recognition of positive cash flow is attained, certain expenses will increase, but only in accordance with the increase in revenues.

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2005 and 2004 had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.

Item 2. Changes in Securities

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Securities Holders

          No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended September 30, 2004.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

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

                                                                                           SoftNet Technology Corporation

Date: August 15, 2005                                                          By: /s/ James Farinella
                                                                                                  James Farinella
                                                                                                  Chairman, Chief Executive Officer
                                                                                                   and President