Form 10QSB
period 2005-09-30
SoftNet Technology Corp.
filed 2005-11-21
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 399,619,692 shares of Common Stock, $0.001 par value, as of November 21, 2005; 5,000,000 Class B $0.001 par value as of November 21, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 2005                                             4

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended
   September 30, 2005 and 2004                                                                                                 5

Condensed Consolidated Statement of Comprehensive Income (Loss) for the
    Nine Months Ended September 30, 2005 and 2004                                                                 6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2005 and 2004                                                                                              7-8

Notes to Condensed Consolidated Financial Statements                                                          9-32

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$ 93,956
Accounts receivable, net	282,265
Current portion of notes receivable	225,000
Inventory	22,440
Prepaid expenses and other current assets	28,809

Total Current Assets	652,470

Notes receivable, net of current portion	140,000
Fixed assets, net of depreciation	22,304
Deposits	8,540
Customer lists, net of amortization	188,889
Goodwill, net of impairment	2,477,595

TOTAL ASSETS	$ 3,489,798

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 825,722
Due to related parties	415,128
Current portion of notes payable	546,667

Total Current Liabilities	1,787,517

LONG-TERM LIABILITIES
Notes payable, net of current portion	500,000

Total Liabilities	2,287,517

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 2,000,000 shares issued and outstanding	2,000
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 399,619,692 shares issued ,
150,000,000 and 0 shares held in escrow and
and 249,619,692 shares outstanding	399,620
Common Stock, Class B, $.001 5,000,000 shares authorized
and 4,800,000 shares issued and outstanding	4,800
Subscriptions receivable	(2,000,000)
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	25,120,160
Accumulated other comprehensive income (loss)	81,606
Deficit	(21,505,905)

Total Stockholders' Equity (Deficit)	1,202,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,489,798

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2005	2004	2005	2004

OPERATING REVENUES
Revenue	$ 906,652	$ 74,451	$ 320,628	$ 71,000

COST OF SALES	659,391	108,827	329,682	78,267

GROSS PROFIT	247,261	(34,376)	(9,054)	(7,267)

OPERATING EXPENSES
Professional fees and compensation expenses	1,027,906	527,752	288,567	135,893
Advertising and marketing expenses	581,058	72,317	337,425	18,929
General and administrative expenses	685,833	141,322	357,264	83,146
Depreciation, amortization and impairment	18,430	865,679	12,460	5,312
Total Operating Expenses	2,313,227	1,607,070	995,716	243,280

LOSS BEFORE OTHER EXPENSE	(2,065,966)	(1,641,446)	(1,004,770)	(250,547)

OTHER EXPENSE
Legal settlement	(200,000)	(17,500)	-	-
Interest expense, net	(36,243)	(59,931)	(15,536)	(1,645)

Total Other Expense	(236,243)	(77,431)	(15,536)	(1,645)

NET LOSS FROM CONTINUING OPERATIONS	(2,302,209)	(1,718,877)	(1,020,306)	(252,192)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of income taxes	-	8,482	-	8,482
Gain (loss) on disposal	-	16,082	-	16,082

Total Discontinued Operations	-	24,564	-	24,564

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,302,209)	(1,694,313)	(1,020,306)	(227,628)

Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (2,302,209)	$ (1,694,313)	$ (1,020,306)	$ (227,628)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.007)	$ (0.030)	$ (0.003)	$ (0.003)

From continuing operations	$ (0.007)	$ (0.030)	$ (0.003)	$ (0.003)

From discontinued operations	$ -	$ 0.000	$ -	$ 0.000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	317,029,186	56,568,967	396,236,389	78,885,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Deficit, December 31, 2004	$ (19,203,696)

Net loss for the nine months ended September 30, 2005	(2,302,209)

TOTAL DEFICIT SEPTEMBER 30, 2005	$ (21,505,905)

Comprehensive loss, December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for nine months ended September 30, 2005	88,297

Accumulated other comprehensive income	$ 81,606

Deficit, December 31, 2003	$ (17,145,109)

Net loss for the nine months ended September 30, 2004	(1,694,313)

TOTAL DEFICIT SEPTEMBER 30, 2004	$ (18,839,422)

Comprehensive loss, December 31, 2003, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency loss for the nine months ended September 30, 2004	(1,025)

Accumulated other comprehensive (loss)	$ (1,025)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (2,302,209)	$ (1,694,313)
Adjustments to Reconcile Net Loss to Net Cash
used in operating activities:
Depreciation, amortization and impairment	18,430	865,679
Common stock issued for organizational costs	210,000	-
Common stock issued for consulting services	233,211	331,650
Common stock issued for legal	-	3,300
Common stock issued for settlement of legal proceeding	200,000	-
Foreign currency change	88,297	(1,025)
Net cash received in acquisition of subsidiary	58,235	10,325

Changes in assets and liabilities
(Increase) decrease in accounts receivable	30,392	(73,061)
(Increase) decrease in prepaid expenses and other assets	9,640	23,614
Increase in inventory	(22,440)	-
Increase (decrease) in accounts payable and
and accrued expenses	100,168	(12,872)

Total adjustments	925,933	1,147,610

Net cash used in operating activities -
continuing operations	(1,376,276)	(546,703)

Discontinued Operations:
Gain from discontinued operations	-	(8,482)
Adjustments to Reconcile Net Cash (used in)
discontinuing operations	-	9,997

Net cash (used in) operating activities -
discontinued operations	-	1,515

Net cash used in Operating Activities	(1,376,276)	(545,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	351,761	(8,290)
Increase in notes receivable	(165,000)	-
Payment received on note receivable	100,000	-
Acquisition of fixed assets	(11,237)	(2,252)

Net cash provided by (used in) investing activities	275,524	(10,542)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 122,769	$ 548,731
Net payments of notes payable	(8,333)	7,086
Net proceeds from issuance of notes payable - other	1,030,000	-

Net cash provided by financing activities	1,144,436	555,817

NET INCREASE IN CASH
AND CASH EQUIVALENTS	43,684	87

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	50,272	16,754

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 93,956	$ 16,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 36,519	$ 19,053

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:

Acquisitions
Consulting services	$ 233,211	$ 331,650

Organization costs	$ 210,000	$ -

Legal	$ -	$ 3,300

Legal settlement	$ 200,000	$ -

Accrued expenses	$ -	$ 7,500

Preferred stock issued for investment	$ -	$ 2,000,000

Cancellation of stock for collateral for note payable	$ -	$ 900,000

Acquisition of Indigo Technologies and Net Centric Solutions:

Cash received in acquisition	$ 58,235	$ 10,325
Accounts receivable	14,170	-
Goodwill	1,277,595	1,249,964

	$ 1,350,000	$ 1,260,289

Acquisition of Cord Consulting:

Customer lists	$ 200,000	-
Note payable	(25,000)	-
Common stock	(175,000)	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

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
SEPTEMBER 30, 2005 AND 2004

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
SEPTEMBER 30, 2005 AND 2004

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

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 15,000,000 of these shares to WBU that are issued based on sales criteria. Should this criteria not be reached, these shares are to be returned to the Company. The shares were valued at $800,000 and is included in goodwill on the condensed consolidated balance sheet at September 30, 2005.

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia for 9,000,000 shares of restricted Class A Common Shares of stock. The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that there is no impairment on this goodwill as of September 30, 2005. In April 2005, the Company acquired Net Centric Solutions, Inc. for 3,000,000 of the 9,000,000 shares that Indigo received in the acquisition by the Company.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access.

On August 1, 2005, the Company acquired the customer lists of Cord Consulting for $200,000. In this acquisition, the Company issued to Cord Consulting a note in the amount of $25,000, and issued to the sole owner of Cord Consulting 727,620 shares of common stock with a value of $175,000. The customer lists are being amortized over 3 years commencing August 1, 2005.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 104.

Pursuant to SAB 104, the general criteria for recognition of revenue are:

1)         Persuasive evidence of an arrangement exists;
2)         Delivery has occurred or services have been rendered;
3)         The seller’s price to the buyer is fixed or determinable, and
4)                  Collectibility is reasonably assured.

For Solutions Technology, Inc.:

The only revenue generated in this company is service revenue relating to consulting and maintenance services on the company’s time clocks.

1)      The company would have an arrangement in the form of a service agreement.
2)      Delivery of the services occurred when the services were rendered, hence revenue recorded at that time.
3)      Buyer knew the terms of the agreement which were a fixed price.
4)      Collectibility was reasonably assured at the time the revenue recorded and services performed.

For Softnet International GmbH:

The only revenue generated in this company is service revenue relating to consulting services.

1)   The company would have an arrangement in the form of a service agreement.
2)   Delivery of the services occurred when the services were rendered, hence revenue recorded at that time.
3)   Buyer knew the terms of the agreement which were a fixed price.
4)   Collectibility was reasonably assured at the time the revenue recorded and services performed.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For WholesaleByUs:

This company recognizes revenue upon the sales orders being placed. This company sells all of its goods over the internet, and payment occurs at the time the product is ordered (prior to shipment, which usually occurs within two to three days depending on inventory levels).

1)      There is always evidence that an arrangement exists prior to recognition of revenue.
2)      The only service being rendered in this case is the ordering of the product. Delivery occurs within two to three days after ordering the product.
3)      Buyer and seller both know the terms of the arrangement and price is fixed or determinable.
4)      Collectibility is assured. Should a credit card be rejected for any purpose, the shipment is cancelled.

For Indigo Technology Services (including Net Centric Solutions and Cord Consulting):

This company mainly provides consulting services as well. Their revenue recognition is much like Solutions Technology, Inc.

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $581,058 and $72,317 for the nine months ended September 30, 2005 and 2004, respectively.

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

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis.  Inventory consisted only of finished goods.

Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                  September 30,           September 30,
                                                                        2005                            2004

Net Loss                                                      ($2,302,209)           ($1,694,313)

Weighted-average common shares
  outstanding (Basic)                                     317,029,186            56,568,967

Weighted-average common stock
   equivalents:
      Stock options                                                       -                                -
      Warrants                                                              -                                -

Weighted-average common shares
    outstanding (Diluted)                                317,029,186            56,568,967
                                                                   =========            ========

The Company had 9,400,000 options outstanding in each period to purchase stock. These options were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the nine months ended September 30, 2005 and 2004, do not relate to the application development stage and therefore have expensed these costs as they were incurred.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, prepaid expenses, deposits, accounts payable, accrued expenses, due to related parties, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Reclassifications

Certain amounts for the nine months ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On December 16, 2004, FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for issuers beginning as of the next fiscal year after June 15, 2005.  Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006.  Currently, the Company accounts for its share-based payment transactions under the provisions Accounting Principles Board (“APB”) 25, which does not necessarily require the recognition of compensation cost in the financial statements.  Management is assessing the implications of this revised standard, which may materially impact the Company’s consolidated results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153").  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The Company does not anticipate that the implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 -    ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at September 30, 2005, since Management is of the opinion that all accounts receivable are fully collectible.

NOTE 4 -    FIXED ASSETS

Fixed assets consist of the following at September 30, 2005:

Office equipment                                       $   30,605
Furniture and fixtures                                        2,646
Time clock equipment                                     38,730
Time clock software                                       54,144
                                                                    126,125
                                                                   (103,821)
                                Total                         $    22,304

Depreciation expense was $7,319 for the nine months ended September 30, 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 5 -    NOTES PAYABLE - BANK

On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by a majority shareholder. The outstanding balance at September 30, 2005 was $0. The line of credit was STI’s, and was assigned over to the Company upon the acquisition. There was no interest expense charged to operations for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 6 -    NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company at September 30, 2005 was $530,000. There is no interest being charged on this note, the note is due on demand, and has been classified by the Company as a current liability.

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. As of September 30, 2005, the outstanding liability is $500,000, which is reflected as a long-term liability in the condensed consolidated balance sheet. Interest for the nine months ended September 30, 2005 and accrued interest at September 30, 2005 is $31,288.

The Company in June 2005 entered into a loan agreement whereby 100,000,000 Class A common shares were issued as security. As of September 30, 2005, no amounts have been loaned to the Company and a precautionary stop was put on the shares issued as security.

The Company entered into a $25,000 note agreement with the owner of Cord Consulting per the acquisition of his company dated August 1, 2005. The Company agreed to pay the note in three installments of $8,333 on the 30th day after acquisition, $8,333 on the 60th day after acquisition; and the remaining $8,334 on the 90th day after the acquisition.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 7 -    RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2005 were $415,128 and consists of the following:

Note receivables to a company through common ownership in the amount of $383,125 at September 30, 2005, at 5.5% interest, payable monthly, due on demand. At September 30, 2005, the Company has approximately $25,804 in accrued interest to this company.

The Company has $9,200 outstanding to another entity related through common ownership at September 30, 2005. At June 30, 2005, the Company has approximately $1,167 in accrued interest to this company.

The Company’s subsidiary, Wholesale By Us, borrowed $10,000 from the officer of the Company in May 2005. There are no terms of repayment, and no interest is being charged on the note.

The Company has a note payable to a related company that bears no interest at September 30, 2005 in the amount of $12,803.

NOTE 8 -    ACQUISITIONS

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
SEPTEMBER 30, 2005 AND 2004

NOTE 8 -    ACQUISITIONS (CONTINUED)

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

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia for 9,000,000 shares of restricted Class A Common Shares of stock. The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that there is no impairment on this goodwill as of September 30, 2005. In April 2005, the Company acquired Net Centric Solutions, Inc. for 3,000,000 of the 9,000,000 shares that Indigo received in the acquisition by the Company. Net Centric Solutions, Inc. is a wholly owned subsidiary of the Company.

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access.

On August 1, 2005, the Company acquired the customer lists of Cord Consulting for $200,000. In this acquisition, the Company issued to Cord Consulting a note in the amount of $25,000, and issued to the sole owner of Cord Consulting 727,620 shares of common stock with a value of $175,000. The customer lists are being amortized over 3 years commencing August 1, 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9 -    STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At September 30, 2005, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of September 30, 2005, the Company has 2,000,000 shares issued and outstanding. 282,703 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement

These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of June 30, 2005 certificates representing 117,885 have been surrendered to the Company.

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

The remaining 2,000,000 shares of the Class B Preferred Stock were issued in accordance with a March 24, 2004 Investment Exchange Agreement (the “Agreement”) with Cross Capital Fund, LLC. (“Cross Capital”). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the condensed consolidated balance sheet at September 30, 2005. The Preferred shares convert to the Company’s Class A Common Shares as set forth in the agreement. Cross Capital Fund, LLC. has defaulted on the agreement. The Company is attempting to recapture the shares issued.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9 -    STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of September 30, 2005, there were 500,000,000 shares authorized, and 399,619,692 shares issued, 150,000,000 shares in escrow and 249,619,692 shares outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of September 30, 2005, there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company’s common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005.

The following shares of common stock Class A were issued for the nine months ended September 30, 2005 and year ended December 31, 2004:

The Company in the quarter ended September 30, 2005 issued 200,000 shares of common stock for services valued at $44,000 ($.22 per share average).

The Company in the quarter ended September 30, 2005 issued 727,620 shares of common stock in the acquisition of Cord Consulting valued at $175,000 ($.2405 per share average).

The Company in the quarter ended September 30, 2005 issued 10,000,000 shares of common stock in escrow as part of a Reg S offering. These shares are in escrow in a financial institution. The Company has not placed a net value on these shares due to the fact that they will be canceling the Reg S offering, and these shares will be cancelled. The Company anticipates this will occur prior to their year end.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9 -    STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The Company in the quarter ended September 30, 2005 issued the 9,000,000 shares of common stock in the acquisition of Indigo valued at $1,375,000 ($.1527 per share average).

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9 -    STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9 -    STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

NOTE 10 -   NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed consolidated balance sheet. The Company has received $100,000 of this balance in the quarter ended September 30, 2005, leaving a balance outstanding of $200,000. This amount has been accruing interest at 6% and as of September 30, 2005, there is $27,561 recognized as accrued interest receivable. The amount is classified as a current asset as it is due on demand.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability companion March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of September 30, 2005, all interest has been paid to date.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 11 -   GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2005 and 2004, as well as the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has improved its operations through its acquisitions of Holtermann, WholesaleByUs, Indigo Technologies, Net Centric Solutions, Inc. and Cord Consulting, and has been affected by recent legislative mandates on the gaming industry that has lead to a portion of the Zingo unit revenue being diminished, which ultimately lead to the sale of that subsidiary. Management feels that through their recent acquisitions, the Company will develop positive operations and cash flows.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 13 -   LITIGATION

In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company’s discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff’s failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of September 30, 2005.

NOTE 14 -   PROVISION FOR INCOME TAXES

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

At September 30, 2005, deferred tax assets approximated the following:

Deferred tax assets                            $6,394,000
Amortization of goodwill                         200,000
Less:  valuation allowance                  (6,594,000)
                                                         $          -0-
                                                         =========

At September 30, 2005, the Company had accumulated deficits approximating $21,505,905 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 15 –  DISPOSAL OF BUSINESS

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
==============
Net income (loss) per share	$ (.00)

Diluted income (loss) per share	$ (.00)
==============
NOTE 16 -  SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the nine months ended September 30, 2005 and 2004 are as follows:

For the nine months ended September 30, 2005:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ 500,326	$ 406,326	$ 906,652
Direct costs of revenues	-	561,016	98,375	659,391
Gross profit (loss)	-	(60,690)	307,951	247,261
Operating expenses	1,409,241	296,449	589,107	2,294,797
Depreciation, amortization and impairment	1,502	1,016	15,912	18,430
Other income	(200,000)	-	-	(200,000)
Interest (net)	(20,136)	-	(16,107)	(36,243)
Net income (loss)	(1,630,879)	(358,155)	(313,381)	(2,302,209)
Segment assets	1,026,022	9,439	2,454,337	3,489,798
Fixed Assets, net of depreciation	14,750	6,614	940	22,304

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 16 -  SEGMENT INFORMATION (CONTINUED)

For the nine months ended September 30, 2004:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ 68,851	$ 5,600	$ 74,451
Direct costs of revenues	-	62,692	46,135	108,827
Gross profit (loss)	-	6,159	(40,535)	(34,376)
Operating expenses	303,603	42,130	395,658	741,3941
Depreciation, amortization and impairment	1,130	335	864,214	865,679
Other income	7,064	-	-	7,064
Interest (net)	(36,875)	-	(23,056)	(59,931)
Net income (loss)	(334,544)	(36,306)	(1,323,463)	(1,694,313)
Segment assets	433,177	7,658	485,154	925,989
Fixed Assets, net of depreciation	16,235	1,650	839	18,724

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION AND FORWARD LOOKING STATEMENTS

          This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause SoftNet Technology Corp’s (“SoftNet”) actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. SoftNet cautions investors not to place undue reliance on forward-looking statements, which speak only to management’s expectations on this date.

          Certain statements contained herein, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Such forward-looking statements are identified by words such as “intends”, “anticipates”, “hopes” and “expects”, among others, and include, without limitation, statements regarding the Company’s plan of business operations, anticipated revenues, related expenditures, and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company’s services in the market place, general economic conditions, political and economic conditions in the United States and abroad, and competition.

          The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the nine and three months ended September 30, 2005 compared to as of and for the nine and three months ended September 30, 2004. The business activities of the Company are now that of the four wholly owned subsidiaries: Solutions Technology Inc., WholesaleByUs, LLC, Indigo Technology Services, and SoftNet International GmbH. Comparisons are provided, however, it is important to understand that the Company’s first year of operations was in 2004.

          In 2004, the Company entered into a transaction to acquire a German based business entity for the distribution and furtherance of the Company’s business, acquired WholesaleByUs, LLC, and utilized funds to further the development of Solutions Technology Inc. to bring the SecureTime Biometric ID System to the point where it could be mass marketed.

          The Company anticipates that their sources of liquidity will come from the private sale of the Company’s securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

          In 2005, the Company acquired Indigo Technology Services and has expended funds to expand the WholesaleByUs business and engaged TVA Productions in Los Angeles, California to build brand name awareness for the Company’s products, which will assist the Company in achieving profitability. Additionally, new sales agents and a new facility in the southern California area have been obtained and a major marketing push is just being instituted. The development of SoftNet International is just about completed and preparations to begin sales are in the final stages for business operations in international markets. The Company’s management entered into a transaction for funding in the form of debt financing. With this debt funding, SoftNet issued 150,000,000 shares of the Company’s Class A Common Stock in certificate form. These shares are being held in escrow in certificate form in a reputable European Bank in Switzerland. The loan, if a closing occurs will have a three (3) year term at 6% interest. The loan can be paid off without penalty at anytime after the first anniversary. An equity financing may be an attractive alternative to retire the loan in the next year or two given the tremendous fundamental development of the overall Company, should future cash flows not be able to repay the loan.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

          Revenues for 2005 were $906,652 as compared to $74,451 for 2004. As mentioned, the Company’s acquisition of WholesaleByUs, LLC, a company that is in its first full year of operations and Indigo Technology Services consulting revenue are the reasons that the Company experienced revenue growth. The Company’s consulting revenues remained consistent with 2004.

          Cost of revenue for 2005 was $659,391 compared to $108,827 for 2004. The increase in cost of revenue are mainly attributable to the WholesaleByUs business entity.

          The gross margin of 27% in 2005 is attributable to WholesaleByUs.

          Operating expenses for 2005 were $2,313,227 as compared to $1,607,070 in 2004, an increase of approximately $706,000 due in large part to the increases in corporate expenses for legal and accounting and operating expenditures for the WholesaleByUs subsidiary offset by the impairment of goodwill for the Company’s German subsidiary.

          Other income (expense) was $(236,243) for 2005 compared to $(77,431) for 2004. In 2004, the Company issued shares of common stock in settlement of a legal claim for $17,500 compared to $200,000 for the same purpose in 2005  which is attributable for this change.

          The gain (loss) on discontinued operations and gain (loss) on disposal was from the Company’s former subsidiary Zingo Sales. The Company disposed this subsidiary in July 2004, and in accordance with SFAS 144, restated the 2004 financial statements to reflect the discontinued operations of this subsidiary.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

          Revenues for 2005 were $320,628 as compared to $71,000 for 2004. As mentioned, the Company’s acquisition of WholesaleByUs, LLC, a company that is in its first full year of operations and Indigo Technology Services consulting revenue are the reasons that the Company experienced revenue growth. The Company’s consulting revenues remained consistent with 2004.

          Cost of revenue for 2005 was $329,682 compared to $78,267 for 2004. The increase in cost of revenue is attributable to the WholesaleByUs business entity.

          The gross margin of (3%) in 2005 is attributable to WholesaleByUs.

          Operating expenses for 2005 were $995,713 as compared to $243,280 in 2004, an increase of approximately $752,000 due in large part to the operating expenses of WholesaleByUs subsidiary as well as corporate legal and accounting expenses offset by impairment of goodwill for the Company’s German subsidiary in 2004.

          Other income (expense) was $(15,536) for 2005 compared to $(1,645) for 2004. The change was all attributable to interest charged on the Company’s debt, which was greater in 2005 versus 2004.

          The gain (loss) on discontinued operations and gain (loss) on disposal was from the Company’s former subsidiary Zingo Sales. The Company disposed this subsidiary in July 2004, and in accordance with SFAS 144, restated the 2004 financial statements to reflect the discontinued operations of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2005, the Company had a net working capital deficit of $1,135,047. The working capital deficit was mainly due to the Company incurring additional debt due within one year and an increase in accounts payable of the WholesaleByUs subsidiary.

          The Company used  $1,376,276 in operating activities in 2005 mostly due to the operating loss of  $2,302,209 for the nine months ended 2005, compared to using $546,703 in 2004 and a net loss of $1,694,313 for the nine months ended September 30, 2004. Changes in operating assets and liabilities were fairly consistent period to period with the exception of shares issued for stock for organizational costs and legal proceedings in 2005 and the impairment charge for the German subsidiary in 2004 contributing to the lower cash used in operations in 2004.

          The Company had  $275,524 in cash provided by investing activities in 2005 compared to cash used in investing activities of $10,542 in 2004. This change was attributable to the Company’s changes in their related party advances during 2005 and the recognition of a note receivable from Indigo Technology Services of $165,000.

          The Company had net cash provided by financing activities of  $1,144,436 in 2005 compared to $555,817 in 2004. This change was attributable to the Company borrowing $735,000 from a foreign company in 2005.

          In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2005 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Control over Financial Reporting

In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company’s internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing matters to an independent representative of the Company’s Audit Committee. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective.

There was no change in our internal control over financial reporting during 2005 from 2004 that was materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CODE OF ETHICS

In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

TRADING POLICY

During 2003, the Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, insiders may purchase or sell Company securities if such purchase or sale is made within 30 days after an earnings or special announcement to include the 10-KSB, 10-QSB and 8-K in order to insure that investors have available the same information necessary to make investment decisions as insiders.

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

                                                                                           SoftNet Technology Corporation

Date: November 19, 2005                                                   By: /s/ James Farinella
                                                                                                  James Farinella
                                                                                                  Chairman, Chief Executive Officer
                                                                                                   and President