Form 10KSB/A
period 2004-12-31
SoftNet Technology Corp.
filed 2006-03-28
CIK 51387

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10KSB/A

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE
         ACT OF 1934

          For the Fiscal Year Ended: December 31, 2004

Commission File Number 000-07693

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
(Address of principal executive offices)

908-204-9911
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

Yes [  ]    No [X]

PART I

Item 1.        Business

          On January 12, 2002, Solutions Technology, Inc. was acquired as a wholly owned subsidiary.  On February 14, 2002 Softnet Technology Corp (SoftNet), formerly known as T & G2, changed its name from International Mercantile Corporation to T & G2 and simultaneously the state of incorporation from Missouri to Nevada.  On or about August 2004 the Company changed It’s name from T & G2 to SoftNet Technology Corp.  SoftNet began trading with the ticker symbol of TTGG. In August 2004 the ticker symbol was changed to STTC and currently trades under that trading symbol on the Over The Counter Bulletin Board. On or about March 18, 2002, SoftNet acquired Zingo Sales, Ltd. as a wholly owned subsidiary.  Therefore, SoftNet ran its business operations through the two wholly owned subsidiaries – Solutions Technology, Inc. and Zingo Sales, Ltd.  On or about March 2004, SoftNet acquired Holtermann & Team GmbH (a Frankfurt, Germany Based Company) as a wholly owned subsidiary and subsequently changed It’s name to SoftNet International GmbH.  On or about July 31, 2004 SoftNet sold Zingo Sales for a $300,000 note and an ongoing sharing of revenue generated by Zingo in perpetuity.  Effective July 1, 2004, Softnet acquired Wholesalebyus, LLC.  After year-end 2004, SoftNet acquired Indigo Technology Services.  A complete business description of SoftNet and subsidiaries follows below:

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

          Innovative in its application of advanced attendance management technology, SecureTime significantly reduces the cost of tracking employee attendance. To add even more value to the system, they bundle a payroll management system with the attendance maintenance system – further reducing the cost of maintaining employee records.  Even the most conservative impact estimates show small and mid-size firms can dramatically cut their attendance management costs by installing this state-of-the art attendance management system.  For a minimal service fee, SecureTime installs attendance management hardware, integrates clock maintenance software and connectivity software and provides around the clock maintenance of the system.   To increase the value of the system to the client, they include payroll management software that allows the centralized SecureTime office in Long Beach, California to compile and prepare complete payroll records for all their managed users.  Once verified by the using client, this data can then be electronically forwarded to an issuing payroll management office.  The issuing payroll office then prepares and issues the employee’s payroll check.  More important, SecureTime provides this service for an affordable price.  The combination of affordability, reliability and security virtually eliminates the need for most small and mid-size firms to maintain their expensive (and often outdated) organic attendance and payroll management systems.

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

Concept

          Relying on long-time established “best business practices,” SecureTime has found an innovative way to solve a routine but challenging management problem – attendance management.  How do they do it?  First, SecureTime integrates the latest in biometric, fingerprint recognition technology into a time clock thereby providing small and mid-size firms one the most reliable and secure employee attendance tracking system available.  Then, they enhance this sophisticated hardware by developing and loading software that allows the clock to:

  Maintain complete and accurate attendance data;
  Automatically up-load the time clock data to a centralized storage facility in a off-site location, and;
  Instruct the centralized computer to prepare timely and accurate summary reports (which are electronically transmitted back to the client).

To further advance the clock’s usefulness to the client, SecureTime includes with the clock payroll management software that allows SecureTime’s centralized processing center to prepare detailed payroll information.   (If the client requests, SecureTime can forward that information to a payroll check preparation service, so that the client is not required to maintain its own low-tech organic payroll maintenance system.)

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

The Time Clock

          The biometric time clock eliminates the possibility of time card fraud by making it virtually impossible for one employee to clock in for another. Capitalizing on the latest advances in fingerprint recognition technologies, the time clock uses a state of art smart card to store employee information.  When the employee reports to work, they press their fingers to the screen.  The fingerprint is compared in real time to the pre-loaded fingerprint associated with that employee. Only when the two fingerprints match does the employee get credit for attendance.  This turnkey solution is a stand-alone system.  The client only pays a minimal per employee service charge to purchase the services.  Once installed, it will replace the client’s costly, low-tech organic system.   The customer is only required to respond to the exceptions to the schedule that occur during the payroll period to receive the most accurate and reliable attendance data available.

          Client advantages include:

  Affordable access to a reliable, high-quality alternative to company owned low-tech time clocks and to in-house labor resources.
  Access to SecureTime high level technical team
  Customized attendance reporting
  Real-time access to valuable attendance maintenance data
  Full turnkey operational solution to attendance management, with a software bundle that provides both attendance and payroll data.

Market Strategy

Target Market Segment Strategy

  Companies with 30 or more employees

  Companies experiencing rapid growth

  Companies dissatisfied with current level of service

  Companies tired of the high cost of maintenance contracts

  Companies who can't control buddy punching

  Companies who require personalized service

  Companies in under served geographic locations

Competitive Edge

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

Strategies and Implementation Summary

          To better service our customer’s installation and marketing needs, SecureTime has developed a two-prong implementation strategy.  On one level, it has centralized its operation center in Long Beach, CA.  This allows the Corporation to take advantage of the economy of scale that comes from centralizing service operations and it allows SecureTime to maintain the highest in-service operations available.  The second prong is to decentralize installation and customer-interface by relying on geographically dispersed, independent service distributors.   This avoids the degradation of customer support so often associated with large centralized operations.  Further, it gives the kind of personalized customer support so necessary to the successful customer-supplier exchange.

Positions for Growth

          Initial expansion markets include: Southern California, Nevada, Arizona, Texas, Oklahoma, and Florida.  In time, the Corporation will expand its markets in the Southwest, Pacific Northwest, Northeast and Southeast.  Additionally, SecureTime is now beginning to talk with and explore the possibility of partnering with large and small (Professional Employee Operations) PEO’s for the distribution of the SecureTime System.  A revenue sharing ratio between the Corporation and the distributor compliments the affordable entry costs to encourage the natural entrepreneurial drive of our distributors.   Hardware and software initiatives are not only designed to maintain system viability, they are designed to promote growth by demonstrating system flexibility.   The combination of a highly motivated local team of distributors and exceptionally creative home team virtually ensures the continued growth of this valuable technology. SecureTime has found it difficult to get the distributions and sales of the SecureTime system jumpstarted.   This is mainly due to a lack of funds available to implement the marketing and distributions strategies discussed above.  However, the funding concerns of the Company seem to have been solved.

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

          Innovative in its application of advanced technology and ability to massively increase exposure, WBU significantly reduces the cost of exponentially expanding a company’s exposure for their products on the Internet and ultimately finalizing a sale. To add even more value to the system, WBU bundles an accounting package along with the most advanced shipping and tracking system around further reducing the cost for a supplier of products selling on the Internet.  Even the most conservative impact estimates show small and mid-size firms can dramatically increase exposure to consumers while actually reducing the cost of selling to the consumer.  For larger companies, the results show an immediate expansion of distribution and sales at a reduced selling cost resulting in greater revenues and profitability.

Concept

          WBU has found an innovative way to solve a routine but challenging management problem – to reach the largest and most diverse audience possible on the Internet without adding a single dollar of cost to the supplier of the product(s).  How do they do it?  First, SecureTime integrates the latest in software technology into selling over the Internet providing small, mid-size and large firms one the most reliable and cost effective ways to reach the largest audience possible and at the same time providing a reliable and secure product tracking system for all parties involved.  Then, they enhance this sophisticated WBU back office by developing and loading software that allows:
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

Target Market Segment Strategy

  Consumers who by through the Internet

  Companies or individuals who have a product(s) for sale

  Portals on the Internet

  Companies tired of the high cost of middle men

  Companies who require personalized service

  Companies in under served geographic locations

  Companies rolling out a new product

Competitive Edge

          Anyone, individual or corporation, who sells on the Internet inherently, competes with WBU.  However, no one sell through the Internet with the Software, technology and procedures that WBU currently offers.  This has allowed WBU to enter the market with a significant competitive edge: there are no competitors that combine both software and technology systems that afford the ability to sell through a massive amount of portals worldwide to a worldwide consumer base.   The expensive software and technology systems that have been developed over a few years are in place and it would take a competitor quite some time to develop such a system.  Micro to small suppliers of products do not have the staff and/or technical personnel nor the financial ability to develop such a system. Mid to Large companies that are selling their own products just want to increase their sales and WBU does that for them with no additional costs and in most instances at a reduced cost.  Portals on the Internet are just looking for increased traffic to their website, increased transactions and increased revenue and earnings – WBU provides that for absolutely no charge to the Portal.  The SecureTime solution is affordable, reliable and secure. Further, the system can be easily expanded to handle any future product lines including used products.

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

Strategies and Implementation Summary

          To better service our customer’s installation and marketing needs, SecureTime has developed a two-prong implementation strategy.  On one level, it has centralized its operation center in Phoenix, Arizona, CA.  This allows the Corporation to take advantage of the economy of scale that comes from centralizing service operations and it allows WBU to maintain the highest in-service operations available.  The second prong is to decentralize Shipping to local regions around the United States and Internationally to reduce the cost of shipping and Fulfillment for WBU thereby automatically increasing profitability. Further, WBU now maintains a customer care email and toll free number for those who purchase products through the WBU System. This gives the kind of personalized customer support so necessary to the successful customer-supplier exchange.  No one else in the industry provides for this type and amount of customer care.

Indigo Technology Services

Introducing the world to Better Ideas

          Indigo Technology Services is a system integrator, software engineering and development firm that specializes in software applications and Internet connectively in the hospitality, financial, insurance, manufacturing, education, and transportation industries.

Company Mission

          Our mission is to constantly strive to develop enduring relationships with our clients by providing quality services through the efforts of a highly skilled and highly motivated work force. Indigo Consultant’s employees are its future - A future that is continuously nurtured through recognition and opportunity for achievement of personal career goals within an environment of synergy, integrity, mutual respect and long-term commitment.

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

SoftNet International GmbH

          SoftNet International has been setup to further the business operations of the other subsidiary companies in the international markets – mainly in Europe.  The first major project is taking the WBU business plan to the European Union and surrounding countries.

Item 2.        Properties

          The SoftNet has several different sites that operations are run from the Subsidiary Companies.  The first is an office operated by James M. Farinella at One Anderson Road, Suite 105, Bernardsville, NJ 07924 and acts as the Corporate Headquarters for Softnet.  This space is approximately 1,000 square feet.  There are three more offices out on the west coast where most of the business operations are conducted through two of the wholly owned subsidiaries that are based on the west coast the United States.  Solutions Technology has two offices. One of the offices is located at 4335 South Industrial Road, Suite 430, Las Vegas, NV 89103 while the other office is maintained at 2704 E. Spring Street, Suite 200, Long Beach, CA 90806.  WBU is based in Phoenix, Arizona while Indigo Technology Services is based in Atlanta Georgia.  The German Subsidiary, SoftNet International, is based in Frankfurt, Germany and will act as the main headquarters for most of SoftNet’s international business operations in the future.

Item 3.        Legal Proceedings

          At the current time, there are no legal proceedings or threatened legal proceedings.

Item 4.        Submission of Matters to Vote of Security Holders

          Not applicable.

PART II

Item 5.        Market for Company’s Common Stock and Related Stockholder Matters

Market For Securities

          The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "STTC". The market for such shares is limited and no assurance can be given that a significant trading market for SoftNet’s common stock will develop or, if developed, will be sustained. However, there is approximately 1,500,000 shares traded on a daily bases providing for some liquidity for the publicly traded shares

          The following table sets forth the range of the high and low closing bid prices of the Company's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and NASDAQ Trading & Market Services and do not necessarily reflect actual transactions, retail markups, markdowns or commissions. The transactions include inter-dealer transactions. The Company's management believes that the following data is anecdotal and may bear no relation to the true value of SoftNet’s common stock or the range of prices that would prevail in a fluid market.

2003	High*	Low*
1st Quarter	$0.15	$0.105
2nd Quarter	$0.155	$0.05
3rd Quarter	$0.23	$0.115
4th Quarter	$0.198	$0.1275

2004	High*	Low*
1st Quarter	$0.105	$0.075
2nd Quarter	$0.15	$0.04
3rd Quarter	$0.075	$0.018
4th Quarter	$0.184	$0.038

Item 6.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the year ended December 31, 2004 compared to as of and for the year ended December 31, 2003. The business activities of the Company were that of the four wholly owned subsidiaries: Solutions Technology Inc., WholesaleByUs, LLC, Indigo Technology Services, and SoftNet International GmbH. Comparisons are provided, however, it is important to understand that the Company was essentially in its first year of operations in 2004. Additionally, the Company disposed of WholesaleByUs in October 2005. It is important to note that the Company currently reports its operations from that of Indigo Technology Services and its newly acquired subsidiary Inspara. Solutions Technology Inc. was also disposed in 2006, however, contributed minimally to the total operations of the Company in 2004 and 2003. SoftNet International was and remains basically in development for both periods.

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

          In 2005, the Company acquired Indigo Technology Services and has expended funds to expand the WholesaleByUs business prior to its disposition and engaged TVA Productions in Los Angeles, California to build brand name awareness for the Company’s products, which will assist the Company in achieving profitability. Additionally, new sales agents and a new facility in the southern California area have been obtained and a major marketing push is just being instituted. The development of SoftNet International was completed and preparations to begin sales are in the final stages for business operations in international markets. The Company’s management entered into a transaction for funding in the form of debt financing. With this debt funding, SoftNet issued 150,000,000 shares of the Company’s Class A Common Stock in certificate form. These shares were being held in escrow in certificate form in a reputable European Bank in Switzerland. The loan never closed, and these shares were subsequently cancelled. The Company is still in process of finding a suitable equity source to assist in funding their operations.

2004 Comparison with 2003

          Revenues for 2004 were $343,760 as compared to $14,834 for 2003. As mentioned, the Company’s acquisition of WholesaleByUs, LLC, a company that is in its first full year of operations was the reason that the Company experienced revenue growth. The Company’s consulting revenues remained consistent with 2003.

          Cost of revenue for 2004 was $201,805 compared to $2,528 for 2003. The increase in cost of revenue was attributable to the WholesaleByUs business entity.

          The gross margin of 41% in 2004 was attributable to WholesaleByUs. The gross margins in 2003 related to the consulting based services, which are generally very high.

          Operating expenses for 2004 were $3,381,578 as compared to $2,044,940 an increase of approximately $1,350,000 due in large part to the impairment of goodwill of over $2,000,000 in 2004 offset by the valuation of the common stock issued for services in 2003 as compared to 2004. The common shares issued were for professional fees and marketing programs in 2003. The impairment was for the WholesaleByUs and German subsidiary in 2004.

          Other income (expense) was $(43,528) for 2004 compared to $(223,215) for 2003. In 2003, the Company incurred expenses for a legal settlement.

          The gain (loss) on discontinued operations and gain (loss) on disposal was from the Company’s former subsidiary Zingo Sales. The Company disposed this subsidiary in July 2004, and in accordance with SFAS 144, restated the 2003 financial statements to reflect the discontinued operations of this subsidiary.

Liquidity and Capital Resources

          At December 31, 2004, the Company had a net working capital deficit of $200,588 compared to a net working capital deficit of $173,655 in 2003. This decrease was attributable to increases in accounts payable and accrued expenses.

          The Company used  $939,191 in operating activities in 2004 compared to $1,079,542 in 2003. This change was attributable in large part to the improvement in the Company’s results of operations in 2004 compared to 2003.

          The Company used  $107,107 in investing activities in 2004 compared to $277,145 in 2003. This change was attributable to the Company’s changes  in their related party advances during 2004.

          The Company had net cash provided by financing activities of  $1,084,731 in 2004 compared to $1,358,850 in 2003. This change was attributable to private sales of equity securities being greater in 2003 compared to 2004.

          In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2004 and 2003 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.        Controls and Procedures

Internal Control Policy

          In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company’s internal accounting controls and auditing matters.  A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing maters to an independent representative of the Company’s Audit Committee.  As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

Item 8.        Financial Statements and Supplementary Data.

          All financial information required by this Item is attached hereto beginning on Page F-1

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          There are no disagreements with the current auditors and there has not been a change and no anticipation of a change with the auditor. Currently engaged by the Company is Bagell, Josephs & Company, LLC..  The auditors are located at High Ridge Commons, 200 Haddonfield Berlin Road Suites 400-403, , Gibbsboro, NJ 08026.

PART III

Item 10.        Directors and Executive Officers of the Company

          James M. Farinella – Chairman of the Board/President/CEO
          Age: 38 years old
          Number of shares owned:        2,243,193 Class A shares
                                                         2,500,000 Class B shares

          David A. Facciani – Executive Vice President/Board of Directors
          Age: 61 years old
          Number of shares owned:        2,048,250 Class A shares
                                                         2,500,000 Class B shares

          Doug Wetzel – Board of Directors
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

          James M. Farinella – Chairman of the Board/President/CEO
          Age: 38 years old
          Number of shares owned:        2,243,193 Class A shares
                                                         2,500,000 Class B shares

          David A. Facciani – Executive Vice President/Board of Directors
          Age: 61 years old
          Number of shares owned:        2,048,250 Class A shares
                                                         2,500,000 Class B shares

          Doug Wetzel – Board of Directors
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

          A note payable to company’s through common ownership in the amount of $68,061 and $109,000, respectively, at 10% interest, payable monthly, due on demand. At December 31, 2004, the Company has approximately $16,402 in accrued interest to this company.

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)         The following documents are filed as part of this Report.

  Financial Statements.

  Reports on Form 8-K

  Acquisition Agreement for Holtermann & Team GmbH*

  Acquisition Agreement for WholesaleByUs, LLC*

          *Previously filed

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoftNet Technology Corp
(Registrant)

/s/ James Farinella
James Farinella
President
Dated:   March 17, 2006

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                         Page(s)

Report of Independent Registered Public Accounting Firm                                      1-2

Balance Sheets as of December 31, 2004 (Restated) and 2003                               3

Statements of Operations for the Years Ended
   December 31, 2004 (Restated) and 2003                                                            4

Statement of Changes in Stockholders’ Equity (Deficit)
    for the Years Ended December 31, 2004 (Restated)  and 2003                          5

Statement of Comprehensive Income (Loss) for the
    Years Ended December 31, 2004 (Restated) and 2003                                      6

Statements of Cash Flows for the Years Ended
   December 31, 2004 (Restated) and 2003                                                          7-8

Notes to Consolidated Financial Statements                                                         9-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Softnet Technology Corp. and Subsidiaries
(Formerly T & G2, Inc.)
Bernardsville, NJ

We have audited the accompanying consolidated balance sheets of Softnet Technology Corp. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements for December 31, 2004 and 2003 have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred substantial accumulated deficits. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 17, the Company has restated the consolidated financial statements to incorporate additional disclosures omitted from the previously reported consolidated financial statements. These disclosures and amendments have increased the net loss and accumulated deficit by $1,200,000 from a loss of $2,058,587 to $3,258,587 and an increase in the accumulated deficit from $19,203,696 to $20,403,696 for the year ended December 31, 2004. There were no restatements effecting the year ended December 31, 2003.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Softnet Technology Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of its consolidated operations, changes in stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

February 22, 2005, except Note 17 dated January 5, 2006

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS
	(Restated)	(Reclassified)
	2004	2003

Current Assets:
Cash and cash equivalents	$ 50,272	$ 11,839
Accounts receivable, net	199,612	5,625
Note receivable	300,000	-
Net assets from discontinued operations	-	258,992
Prepaid expenses and other current assets	38,449	2,222

Total Current Assets	588,333	278,678

Fixed assets, net of depreciation	18,386	31,050
Deposits	3,570	2,070
Goodwill, net of impairment	-	-

TOTAL ASSETS	$ 610,289	$ 311,798
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 725,554	$ 289,711
Due to related parties	63,367	162,622

Total Current Liabilities	788,921	452,333

Total Liabilities	788,921	452,333

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares authorized, 0 shares issued and outstanding at
December 31, 2004 and 2003, respectively	-	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares authorized, 0 and 282,703 shares issued and outstanding at
December 31, 2004 and 2003, respectively	-	283
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 263,150,469 and 35,669,077 shares issued,
150,000,000 and 0 shares held in escrow and
and 112,869,069 and 35,377,677 shares outstanding at
December 31, 2004 and 2003, respectively	263,150	35,669
Common Stock, Class B, $.001 5,000,000 shares authorized
and 5,000,000 shares issued and outstanding at
December 31, 2004 and 2003 respectively	5,000	5,000
Subscriptions receivable	(159,114)	(124,815)
Stock issued as collateral for note payable	(900,000)	-
Warrants	62,500	62,500
Additional paid-in capital	20,997,557	17,063,275
Treasury stock, at cost, 281,400 shares	(37,338)	(37,338)
Accumulated other comprehensive income (loss)	(6,691)	-
Deficit	(20,403,696)	(17,145,109)

Total Stockholders' Equity (Deficit)	(178,632)	(140,535)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 610,289	$ 311,798
	============	============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	(Restated)	(Reclassified)
	2004	2003

OPERATING REVENUES
Revenue	$ 343,760	$ 14,834

COST OF SALES	201,805	2,528

GROSS PROFIT	141,955	12,306

OPERATING EXPENSES
Professional fees and compensation expenses	843,859	1,250,136
Advertising and marketing expenses	112,096	448,037
General and administrative expenses	354,007	308,097
Depreciation, amortization and impairment	2,071,616	38,670

Total Operating Expenses	3,381,578	2,044,940

LOSS BEFORE OTHER (EXPENSE)	(3,239,623)	(2,032,634)

OTHER (EXPENSE)
Legal settlement	-	(192,000)
Interest expense, net	(43,528)	(31,215)

Total Other (Expense)	(43,528)	(223,215)

NET LOSS FROM CONTINUING OPERATIONS	(3,283,151)	(2,255,849)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of income taxes	8,482	(97,983)
Gain on disposal	16,082	-

Total Discontinued Operations	24,564	(97,983)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,258,587)	(2,353,832)

Provision for Income Taxes	-	(800)

NET LOSS APPLICABLE TO COMMON SHARES	$ (3,258,587)	$ (2,354,632)
	=============	=============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.04899)	$ (0.04183)
	=============	=============
From continuing operations	$ (0.05)	$ (0.04)

From discontinued operations	$ 0.00	$ (0.00)

From sale of subsidiary	$ 0.00	$ -

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	66,521,080	56,289,764
	=============	=============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
															Accumulated
											Collateral				Other Comprehensive
	Preferred Stock A		Preferred Stock B		Common Stock Class A		Common Stock Class B		Unearned	Subscriptions	for Note		Additional	Treasury	Income
Description	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Receivable	Payable	Warrants	Paid -in Capital	Stock	(Loss)	Deficit	Total

Balance, December 31, 2002	-	$ -	-	$ -	78,928,744	$ 78,929	1,142,858	$ 1,143	$ (1,310)	$ (46,155)	$ (8,666,667)	$ 62,500	$ 22,839,650	$ -	$ -	$ (14,790,477)	$ (522,387)

Cancellation of common stock B shares	-	-	-	-	-	-	(1,142,858)	(1,143)	-	-	-	-	1,143	-	-	-	-

Issuance of common share B shares	-	-	-	-	-	-	5,000,000	5,000	-	-	-	-	(5,000)	-	-	-	-

Repurchase of 291,400 shares of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(37,338)	-	-	(37,338)

Stock issued for compensation	-	-	-	-	1,260,000	1,260	-	-	-	-	-	-	103,940	-	-	-	105,200

Stock issued as collateral for note payable	-	-	-	-	32,100,000	32,100	-	-	-	-	(2,247,000)	-	2,214,900	-	-	-	-

Stock cancelled for collateral as note payable	-	-	-	-	(98,766,667)	(98,767)	-	-	-	-	10,913,667	-	(10,814,900)	-	-	-	-

Shares issued for consulting services and settlement	-	-	-	-	6,142,000	6,142	-	-	-	-	-	-	674,218	-	-	-	680,360

Shares issued for cash	-	-	-	-	16,005,000	16,005	-	-	-	(359,560)	-	-	1,500,948	-	-	-	1,157,393

Payments on subscriptions receivable	-	-	-	-	-	-	-	-	-	280,900	-	-	-	-	-	-	280,900

Discounts of common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	479,610	-	-	-	479,610

Amortization of unearned compensation	-	-	-	-	-	-	-	-	1,310	-	-	-	-	-	-	-	1,310

Issuance of Preferred Stock B	-	-	282,703	283	-	-	-	-	-	-	-	-	(283)	-	-	-	-

Reclassification of debt to equity on note payable	-	-	-	-	-	-	-	-	-	-	-	-	69,049	-	-	-	69,049

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,354,632)	(2,354,632)

Balance, December 31, 2003	-	-	282,703	283	35,669,077	35,669	5,000,000	5,000	-	(124,815)	-	62,500	17,063,275	(37,338)	-	(17,145,109)	(140,535)

Preferred shares issued as collateral for promissory
note	-	-	668,000	668	-	-	-	-	-	-	-	-	(668)	-	-	-	-

Preferred shares issued for note	-	-	2,000,000	2,000	-	-	-	-	-	(2,000,000)	-	-	1,998,000	-	-	-	-

Shares issued for legal	-	-	-	-	30,000	30	-	-	-	-	-	-	3,270	-	-	-	3,300

Shares issued for accrued expenses	-	-	-	-	50,000	50	-	-	-	-	-	-	7,450	-	-	-	7,500

Shares issued for consulting services	-	-	-	-	3,585,000	3,585	-	-	-	-	-	-	328,065	-	-	-	331,650

Shares issued as collateral for note agreement	-	-	-	-	150,000,000	150,000	-	-	-	-	(900,000)	-	750,000	-	-	-	-

Shares issued for acquisition of Holtermann	-	-	-	-	10,000,000	10,000	-	-	-	-	-	-	990,000	-	-	-	1,000,000

Shares issued for acquisition of WholesaleByUs					20,000,000	20,000	-	-	-	-	-	-	780,000	-	-	-	800,000

Shares issued for cash	-	-	-	-	43,816,392	43,816	-	-	-	(34,299)	-	-	1,075,214	-	-	-	1,084,731

Cancellation of preferred shares	-	-	(950,703)	(951)	-	-	-	-	-	-	-	-	951	-	-	-	-

Net loss for the year, as previously stated	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,691)	(2,058,587)	(2,065,278)

Restatement adjustment, see Note 17	-	-	(2,000,000)	(2,000)						2,000,000			(1,998,000)		-	(1,200,000)	(1,200,000)

Balance, December 31, 2004	-	$ -	-	$ -	263,150,469	$ 263,150	5,000,000	$ 5,000	$ -	$ (159,114)	$ (900,000)	$ 62,500	$ 20,997,557	$ (37,338)	$ (6,691)	$ (20,403,696)	$ (178,632)
	======	======	========	=======	========	========	==========	=======	=========	=========	=========	========	=========	=========	============	==========	=========

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Deficit, December 31, 2003	$ (17,145,109)

Net loss for the year ended December 31, 2004 (restated)	(3,258,587)

TOTAL DEFICIT DECEMBER 31, 2004	$ (20,403,696)
============

Comprehensive (loss), December 31, 2003, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency loss for year ended December 31, 2004	(6,691)

Accumulated other comprehensive (loss)	$ (6,691)
============

Deficit, December 31, 2002	$ (14,790,477)

Net loss for the year ended December 31, 2003	(2,354,632)

TOTAL DEFICIT DECEMBER 31, 2003	$ (17,145,109)
============

Comprehensive (loss), December 31, 2002, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency loss for year ended December 31, 2003	-

Accumulated other comprehensive (loss)	$ -
============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	(Restated)	(Reclassified)
	2004	2003

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (3,258,587)	$ (2,354,632)

Adjustments to reconcile net loss to net cash
used in operating activities

Depreciation	21,652	31,215
Amortization of unearned compensation	-	1,310
Impairment of goodwill	2,049,964	-
Common stock issued for consulting services	331,650	488,360
Common stock issued for legal	3,300	-
Common stock issued for compensation	-	105,200
Common stock issued for settlement of legal proceeding	-	192,000
Foreign currency change	(6,691)	-
Discount on issuance of common stock	-	479,610
Net cash provided received in acquisition of subsidiary	10,325	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(137,538)	11,225
(Increase) decrease in prepaid expenses	173	(1,769)
(Increase) in deposits	(1,500)	-
Increase (decrease) in accounts payable and
and accrued expenses	56,543	139,744

Total adjustments	2,327,878	1,446,895

Net cash (used in) operating activities -
continuing operations	(930,709)	(907,737)

Discontinued Operations:
Gain from discontinued operations	(8,482)	97,983
Adjustments to Reconcile Net Cash (Used in)
discontinuing operations	-	(269,788)

Net cash (used in) operating activities -
discontinued operations	(8,482)	(171,805)

Net cash (used in) operating activities	(939,191)	(1,079,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations:
Decrease in amounts due to related parties	(99,255)	(270,578)
Acquisition of fixed assets	(7,852)	(6,567)

Net cash (used in) investing activities	(107,107)	(277,145)

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	(Restated)	(Reclassified)
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 1,084,731	$ 1,438,293
Net payments from issuance of notes payable - bank	-	(32,705)
Net payments from issuance of notes payable - other	-	(9,400)
Repurchase of shares	-	(37,338)

Net cash provided by financing activities	1,084,731	1,358,850

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	38,433	2,163

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	11,839	9,676

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 50,272	$ 11,839
	===========	===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense		$ 40,125
	===========	===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:

Consulting services	$ 331,650 ===========	$ 488,360 ===========
Legal	$ 3,300 ===========	$ - ===========
Compensation	$ - ===========	$ 105,200 ===========
Accrued expenses	$ 7,500 ===========	$ - ===========
Acquisitions	$ 800,000 ===========	$ - ===========
Settlement of legal proceeding	$ - ===========	$ 192,000 ===========
Preferred stock issued for investment	$ 2,000,000 ===========	$ - ===========
Discounts on issuance of common stock	$ - ===========	$ 479,610 ===========
Impairment of goodwill	$ 2,049,964 ===========	$ - ===========
Forgiveness of debt for note payable - other	$ - ===========	$ 69,049 ===========
Cancellation of stock for collateral for note payable	$ 900,000 ===========	$ 10,913,667 ===========

Fair value of the net liabilities acquired	$ 260,289	$ -
Goodwill acquired	(1,249,964)	-
Common stock issued for accrued expenses	1,000,000	-

	$ 10,325 ===========	$ - ===========

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

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 5,000,000 of these shares to WBU and the remaining 15,000,000 shares were to be issued based on sales criteria. This criteria was not reached, therefore these shares were returned to the Company. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 15).

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company amended its previously issued consolidated financial statements. See Note 17 for the details of the amendments.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Revenue Recognition

Commencing in 2002, the Company started generating revenues. The Company currently records its revenue as follows for each of its operating entities:

Pursuant to SAB 104, the general criteria for recognition of revenue are:

1)      Persuasive evidence of an arrangement exists;
2)      Delivery has occurred or services have been rendered;
3)      The seller’s price to the buyer is fixed or determinable, and
4)      Collectibility is reasonably assured.

A)      SoftNet Technology Corporation

          No revenue generated.

B)       Solutions Technology, Inc.

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
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Revenue Recognition (Continued)

Solutions Technology’s basic agreements are driven off of the fact that this company will install and integrate the system, and then service that system with basic maintenance and support. In 2004, the company entered into contracts to install, with services rendered to maintain the system in 2005. This subsidiary did not generate significant revenue for these periods.

C)      SoftNet International GmbH

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

D)      WholesaleByUS, LLC

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
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Revenue Recognition (Continued)

Within general criteria number 2 of SAB No. 104 as noted above, it states, delivery has occurred or services have been rendered. To better clarify the arrangement that exists, WholesaleByUs (WBU), acts as a consignee, whereby WBU “purchases” the goods simultaneously with the sale of the goods to the customer. The service is rendered when the order is placed and it can take up to 3 to 5 days to ship that order. The service however is performed at placement, and therefore the revenue is recognized at that point. As far as when title and significant risks and rewards pass to the customer, this occurs upon shipment, i.e. FOB shipping point. If a customer were to order a product that falls above the 3 to 5 day shipment window, WBU classifies these as “special orders”. Again, WBU still recognizes revenue upon placement of that order, not shipping date.

WBU both sells a product and provides a service. They simultaneously, “purchase” the goods and sell the goods as a service over the internet. They do, however, perform these services at a rate that reduces cost for the suppliers.

WBU considers themselves the primary obligor for their product sales. When a customer orders the goods, it is WBUs’ responsibility to ensure completion of that order. WBU additionally takes responsibility for that order and it is their obligation to either return the money to the customer, or replace the goods with goods acceptable to the customer. The terms that WBU has with its suppliers are that the suppliers must accept back the goods if for any reason, the goods were not acceptable to the customer.

E)       Indigo Technology Services (acquired after 12/31/04)

This company mainly provides consulting services as well. Their revenue recognition is much like Solutions Technology, Inc.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Revenue Recognition (Continued)

Although SOP 97-2 specifically deals with software revenue recognition, there are basic principles the Company follows contained in this pronouncement. They are 1) Licensing vs. Sales, meaning transfers of rights to software by licenses rather than by outright sales will have the same impact on revenue recognition; 2) Product may not equate with delivery of software, relating to specifically when the services do not entail significant production, modification or customization of the software, the services are accounted for as a separate element; 3) Delivery is the key threshold issue for revenue recognition, which is consistent with CON #5, Recognition and Measurement in Financial Statements of Business Enterprises; 4) Revenue must be allocated to all elements of the sales arrangement, with recognition dependent upon meeting the criteria on an element-by-element basis, this being vendor specific objective evidence (VSOE). This principle does not apply to the Company at this time; and 5) The earnings process is not complete if fees are subject to forfeiture.

EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, provides guidance on whether an entity is an agent for a vendor-manufacturer, and thus recognizes the net retainage (commission) for serving in that capacity, or whether that entity is a seller of goods (principal), and thus recognizes revenue for the gross amount billed to a customer and an expense for the amount paid to the vendor-manufacturer. The Company, considers this EITF when recognizing revenue for its WholesaleByUs subsidiary. The Company considers themselves the primary obligor in an arrangement, and establishes the selling price and assumes the credit risk, therefore recognizes revenue gross.

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
DECEMBER 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment of the goodwill at least annually, if not more depending upon substantial changes in the Company that may lead to a change in the goodwill during interim periods.

The following represents the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003:

SoftNet
	International	WBU	Total

Balance, January 1, 2003	$ -	$ -	$ -

Goodwill acquired during the year	-	-	-

Impairment losses	-	-	-

Balance, December 31, 2003	-	-	-

Goodwill acquired during the year	1,249,964	800,000	2,049,964

Impairment losses, restated	(1,249,964)	(800,000)	(2,049,964)

Balance, December 31, 2004 (Restated)	$ -	$ -	$ -
	===========	===========	===========

The impairment of goodwill was determined based on the current business plan of the Company not meeting earlier objectives and the sale of the WBU subsidiary in November 2005, and the delay of SoftNet International meeting its current budgets.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                  December 31,           December 31,
                                                                        2004                         2003
                                                                    (Restated)               (Reclassified)

Net Loss                                                      ($3,258,587)           ($2,354,632)

Weighted-average common shares
  outstanding (Basic)                                       66,521,080             56,289,764

Weighted-average common stock
   equivalents:
      Stock options                                                        -                                -
      Warrants                                                               -                                -

Weighted-average common shares
    outstanding (Diluted)                                   66,521,080              56,289,764

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.

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

NOTE 4-     FIXED ASSETS

Fixed assets consist of the following at December 31, 2004 and 2003:

                                                                      2004                               2003
Office equipment                                       $   19,369                       $  10,380
Furniture and fixtures                                        2,646                             2,646
Time clock equipment                                    38,730                            38,730
Time clock software                                       54,144                           54,144
                                                                    114,889                         105,900
                                                                    (96,503)                         (74,850)
                                Total                         $   18,386                       $  31,050
                                                                 ========                     =======

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

NOTE 6-     NOTES PAYABLE - OTHER

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

NOTE 7-     RELATED PARTY TRANSACTIONS

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 8-     ACQUISITIONS (CONTINUED)

On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company (“Holtermann”), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company’s Class A Common Stock. Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann is to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004. The acquired assets consisted of goodwill.

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock. The shares of stock have not been issued as of December 31, 2004. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 15).

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 8-     ACQUISITIONS (CONTINUED)

The summarized unaudited pro forma financial information for the years ended December 31, 2004 and 2003 that follows assumes the acquisition of WBU and Holtermann & Team GmbH was consummated on January 1, 2003

	Years Ended
	December 31,	December 31,
	2004	2003

Sales	$ 614,426	$ 167,275
Cost of sales	429,380	92,912

Gross profit (loss)	185,046	74,363

Operating expenses	3,470,207	2,193,746

Loss before other (expense)	(3,285,161)	(2,119,383)

Other expense	43,258	244,014

Net loss before provision for income taxes	(3,328,419)	(2,363,397)

Provision for income taxes	-	800

Net loss	$ (3,328,419)	$ (2,364,197)
	=============	=============

Net loss per basic and diluted shares	$ (0.05)	$ (0.04)
	=============	=============

Weighted average number of common shares
outstanding	66,521,080	56,289,764
	=============	=============

The unaudited pro forma results of operations for the years ended December 31, 2004 and 2003, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2003.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At December 31, 2004 and 2003, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2004 and 2003, the Company has 0 and 282,703 shares issued and outstanding. 282,703 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of December 31, 2004 certificates representing 117,885 have been surrendered to the Company.  An additional 668,000 shares were issued to a Bermuda company as collateral for a promissory note. These shares were valued at the par value and recorded against additional paid in capital as the preferred shares have no readily determinable market value. Effective April 9, 2004, the Company terminated this agreement due to this company’s failure to make loan advances as set forth in the agreement.  All shares have been surrendered to the Company.

The remaining 2,000,000 shares of the Class B Preferred Stock was issued in accordance with a March 24, 2004 Investment Exchange Agreement (the “Agreement”) with Cross Capital Fund, LLC. (“Cross Capital”). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company had originally recorded the $2,000,000 as a subscription receivable on the consolidated balance sheet at December 31, 2004. The Preferred shares convert to the Company’s Class A Common Shares as set forth in the agreement. Cross Capital never funded the Company in accordance with the terms of the agreement, The Company’s legal counsel and Cross Capital had several discussions regarding this agreement and the Company made several attempts to receive the 2,000,000 shares of Class B Preferred Stock back from Cross Capital and terminate their agreement. As of July 2004, the agreement was terminated. The Company has amended their consolidated financial statements to reflect the termination of the preferred stock as of December 31, 2004. (See Note 17)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of December 31, 2004 and 2003, there were 500,000,000 and 250,000,000 shares authorized, and 263,150,469 and 35,669,077 shares issued, 150,000,000 and 0 shares in escrow and 112,869,069 and 35,377,677 shares outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

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

The Company issued 5,000,000 shares of common stock in its acquisition of WholesaleByUs. There were 15,000,000 shares to be issued based on certain sales criteria being met. Those criteria were not met, and therefore not issued. The shares are valued at $800,000 and were originally reflected as goodwill on the consolidated balance sheet at December 31, 2004. The Company in its restated financial statements impaired this goodwill. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 15).

The Company in the quarter ended September 30, 2004 issued 17,433,333 shares of common stock for cash in the amount of $205,500.

The Company in September 2004 issued 150,000,000 shares of common stock as collateral under a loan agreement. These shares are being held by an escrow agent, and are restricted. The Company has recorded these shares at the fair value of $900,000, and has classified them in their equity section as collateral under note agreement. In May, 2005, the Company terminated this agreement, however, have not received back the shares of stock. The Company has reflected these shares as issued but not outstanding since they are with the escrow agent and have placed a cautionary stop on the certificate.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options (Continued)

	Options	Weighted Average Exercise Price

Options outstanding at December 31, 2002 Granted during the year Surrendered, forfeited or expired Exercised	9,400,000 0 0 0		$.0025 .0025 - .0025

Options outstanding at December 31, 2003	9,400,000.0025
Options outstanding at December 31, 2003 Granted during the year Surrendered, forfeited or expired Exercised	9,400,000 0 0 0		.0025 .0025 - 0025

Options outstanding at December 31, 2004	9,400,000		$.0025
	================	===	=============

Exercisable options outstanding, and the related weighted average exercise price at December 31, 2004 and 2003 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2004 and 2003.

	2004	2003

Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 5.50	$9,400,000 0025 6.50
Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options (Continued)

2004		2003

As reported net loss from continuing operations:

Add: Stock-based compensation expense included in reported net loss from continuing operations, net of related tax effects

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects

Pro forma loss from continuing operations

Basic and diluted loss per share from continuing operations:

As reported
Pro forma

$ $ $ $ $ $	(2,058,587) 0 0 (2,058,587) (.03) (.03)	$ $ $ $ $ $	(2,354,632) 0 0 (2,354,632) (.04) (.04)

The fair value of each option granted during the year ended December 31, 2004 and 2003, was $0.00 and $0.00, respectively.  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

	2004	2003

Risk-free interest rate Expected life in years Expected volatility Expected dividend yield	4.00% 5.50 100% 0%	4.00% 6.50 100% 0%

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 10-   GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has incurred significant recurring losses of $3,258,587 and $2,354,632 for the years ended December 31, 2004 and 2003, and has a working capital deficiency of $200,588 as of December 31, 2004.  The Company has made acquisitions in the past eighteen months that has had little impact on its operations, and in one case has terminated an agreement. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s planned acquisition of Inspara, Inc. The Company’s ability to continue as a going concern for a reasonable period following its pending acquisition of Inspara is also dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 11-   COMMITMENTS

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

NOTE 12-   LITIGATION

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

NOTE 13-   PROVISION FOR INCOME TAXES

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

At December 31, 2004, deferred tax assets approximated the following:

Net operating loss carryforwards                 $6,937,257
Less:  valuation allowance                            (6,937,257)
                                                                  $          -0-
                                                                  =========

At December 31, 2004, the Company had accumulated deficits  approximating $20,403,696 available to offset future taxable income through 2024.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	==========	==========

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 14–  DISPOSAL OF BUSINESS

In July 2004, the Company sold Zingo Sales. The Company’s consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations are as follows:

For the Years Ended December 31
	2004	2003

Revenues	$ 158,977	$ 51,135

Income (loss) before income taxes	$ 8,482	$ (97,983)
Provision for taxes	-	-

Net income (loss)	$ 8,482	$ (97,983)
	==============	==============
Net income (loss) per share	$ (.00)	$ (.00)
	==============	==============
Diluted income (loss) per share	$ (.00)	$ (.00)
	==============	==============

NOTE 15-   SUBSEQUENT EVENTS

The Company in January 2005 changed the name of its German subsidiary to SoftNet International GmbH.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill.

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access. Net Centric provides similar services that Indigo provides.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 15-   SUBSEQUENT EVENTS (CONTINUED)

In June 2005, the Company and Alexander Holtermann (“Lender”) entered into a Loan Agreement whereby the Company issued 100,000,000 shares of its Class A common stock as collateral for a loan in the amount of 30% of the Market Value of the Company’s Class A common stock as defined in the Loan Agreement. On November 28, 2005, the Loan Agreement was terminated due to the Lender’s failure to fund the loan. By letter dated November 28, 2005, the Company returned the share certificates to the Company’s transfer agent for cancellation. There are no further obligations outstanding with respect to the Loan Agreement.

On August 1, 2005, the Company acquired the customer lists of Cord Consulting for $200,000. In this acquisition, the Company issued to Cord Consulting a note in the amount of $25,000, and issued to the sole owner of Cord Consulting 727,620 shares of common stock with a value of $175,000. The customer lists are being amortized over 3 years commencing August 1, 2005.

On October 17, 2005, Indigo entered into an Asset Purchase Agreement whereby they sold to Seamless Skyy-Fi, Inc. (“Seamless”) all of its right, title and interest in the “Guest Worx” business of Indigo, including without limitation, all assets, property (including the Guest Worx software) and contracts, in a cashless transaction where the consideration consisted of the delivery of the sufficient number of shares of Seamless’ Class C Preferred Stock with a market value of $100,000 as calculated in the Asset Purchase Agreement. These preferred shares have been converted to common shares totaling 2,500,000. The investment represents approximately 2% of Seamless.

On October 31, 2005, the Company entered into a Plan and Agreement of Reorganization with Inspara, Inc., a Delaware corporation (“Inspara”). Under the terms of the Agreement, Inspara will merge with and into the Company (the Merger). The Merger was scheduled to close no later than November 29, 2005. At the closing, Inspara was to exchange all of its common stock for approximately 40,909,091 shares of common stock of the Company and receive 291,000 shares of the Company’s Class B common stock. The Company and Inspara on November 4, 2005, extended the due date to December 15, 2005, without revising any of the terms of the transaction. The transaction did not close on December 15, 2005, and the Company and Inspara entered into an Amended Plan and Agreement of Reorganization as of January 1, 2006, whereby the number of shares Inspara is to receive was increased to approximately 50,000,000 and established a new closing date of January 18, 2006. On January 18, 2006, the Company closed the Inspara, Inc. Merger.  Following the Merger, the stockholders

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 15-   SUBSEQUENT EVENTS (CONTINUED)

of InsPara received, a adjustments for rounding and fractional shares, pro rata, a total of 49,999,998 shares of the Company’s Common Stock (the “Acquisition Shares”).  The Acquisition Shares are unregistered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof.

On November 4, 2005, the Company entered into an Agreement to Terminate Business Relationship (the “Termination Agreement”) with its wholly-owned subsidiary, WholesaleByUs and five individuals. The individuals were the former members of the limited liability company that the Company acquired on July 1, 2004. The Company acquired WholesaleByUs for $112,000, plus 20,000,000 shares of the Company’s common stock of which 5,000,000 shares of common stock were issued and the remaining 15,000,000 were to be issued upon achievement of certain incentives in the contract which never occurred. Pursuant to the terms of the Termination Agreement, the former members of the limited liability company who received these shares, returned 17,416,666 of these previously issued shares. In exchange, the Company has returned all ownership interests in WholesaleByUs back to the five individuals and has agreed to remit $10,000 to the five individuals. Each party to the transaction have provided mutual releases for any claims, except for intentional fraud and misrepresentation arising under the Acquisition Agreement of July 1, 2004. This divestiture is effective as of October 1, 2005. With the sale of WholesaleByUs, the Company has no significant online retail sales operations at this time.

On or about December 31, 2005, the Company and Integrity Time, Inc. entered into a certain Stock Purchase Agreement (the “Agreement”) whereby the Company sold its wholly owned subsidiary, Solutions Technology, Inc., for a purchase price of $100,000 in cash.  $50,000 was paid in January 2006 connection with the execution of the Agreement and the remaining $50,000 was paid on or about March 1, 2006, at which point the sale became fully consummated.  At that point the Company will reflect the disposal of the subsidiary.

NOTE 16-   SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended December 31, 2004 and 2003 are as follows:

For the year ended December 31, 2004:

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 16-   SEGMENT INFORMATION (CONTINUED)

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ 291.282	$ 52,478	$ 343,760
Direct costs of revenues	-	197,721	4,084	201,805
Gross profit (loss)	-	93,561	48,394	141,955
Operating expenses	891,695	173,068	245,199	1,309,962
Depreciation, amortization and impairment	1,827	400,590	1,669,199	2,071,616
Other income	-	-	-	-
Interest (net)	6,680	-	36,848	43,528
Net income (loss)	(900,202)	(480,097)	(1,902,852)	(3,283,151)
Segment assets	328,341	45,810	236,138	610,289
Fixed Assets, net of depreciation	7,341	5,305	5,740	18,386

For the year ended December 31, 2003:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ -	$ 14,834	$ 14,834
Direct costs of revenues	-	-	2,528	2,528
Gross profit (loss)	-	-	12,306	12,306
Operating expenses	1,933,905	-	264,365	2,198,270
Depreciation, amortization and impairment	1,650	-	37,020	38,670
Other income	-	-	-	-
Interest (net)	11,250	-	19,965	31,215
Net income (loss)	(1,946,805)	-	(309,044)	(2,255,849)
Segment assets	24,900	-	286,898	311,798
Fixed Assets, net of depreciation	9,168	-	21,882	31,050

NOTE 17-   RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements to include:

  Full segment reporting information for the operating segments of the Company (see Note 16);
  Revised disclosure regarding revenue recognition for the Company’s operating segments (see Note 2);
  Restatement of goodwill and disclosure of the goodwill in accordance with SFAS 142;
  Termination of the Cross Capital agreement and retroactive cancellation of the 2,000,000 Class B Preferred Shares issued in that transaction (see Note 9); and
  Added disclosure pursuant to SFAS 141 on the acquisitions the Company made (see Note 8).

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $1,200,000 the result of which was the further impairment of the Company’s goodwill to bring the restated loss to $3,258,587 and the restated accumulated deficit to $20,403,696 as of and for the year ended December 31, 2004. There were no restatements pertaining to the year neded December 31, 2003.