Form 10QSB/A
period 2005-03-31
SoftNet Technology Corp.
filed 2006-03-28
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB
Amendment 1

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 2005 (Restated)                                   1

Condensed Consolidated Statements of Operations for the Three Months Ended
   March 31, 2005 (Restated) and 2004                                                                                       2

Condensed Consolidated Statement of Comprehensive Income (Loss) for the
    Three Months Ended March 31, 2005 (Restated) and 2004                                                     3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2005(Restated) and 2004                                                                                      4-5

Notes to Condensed Consolidated Financial Statements                                                             6-32

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 (RESTATED)

ASSETS

Current Assets:
Cash and cash equivalents	$ 163,527
Accounts receivable, net	237,356
Current portion of notes receivable	325,000
Due from related parties	844
Inventory	43,285
Prepaid expenses and other current assets	17,762

Total Current Assets	787,774

Notes receivable, net of current portion	50,000
Fixed assets, net of depreciation	16,870
Deposits	3,570
Goodwill, net of impairment	-

TOTAL ASSETS	$ 858,214
=============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 663,308
Liability for stock to be issued	1,350,000
Current portion of notes payable	6,155

Total Current Liabilities	2,019,463

LONG-TERM LIABILITIES
Notes payable, net of current portion	500,000

Total Liabilities	2,519,463

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 267,075,469 shares issued ,
150,000,000 and 0 shares held in escrow and
and 117,075,469 shares outstanding	267,075
Common Stock, Class B, $.001 5,000,000 shares authorized
and 5,000,000 shares issued and outstanding	5,000
Stock issued as collateral for note payable	(900,000)
Warrants	62,500
Additional paid-in capital	21,151,882
Treasury stock, at cost, 281,400 shares	(37,338)
Accumulated other comprehensive income (loss)	40,752
Deficit	(22,251,120)

Total Stockholders' Equity (Deficit)	(1,661,249)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 858,214
=============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	(Restated)	(Reclassified)
	2005	2004

OPERATING REVENUES
Revenue	$ 233,927	$ 1,275

COST OF SALES	134,509	15,000

GROSS PROFIT	99,418	(13,725)

OPERATING EXPENSES
Professional fees and compensation expenses	297,935	352,914
Advertising and marketing expenses	105,224	27,183
General and administrative expenses	255,130	25,293
Depreciation, amortization and impairment	1,280,864	5,202

Total Operating Expenses	1,939,153	410,592

LOSS BEFORE OTHER (EXPENSE)	(1,839,735)	(424,317)

OTHER (EXPENSE)
Legal settlement	-	(17,500)
Interest expense, net	(7,689)	(3,217)

Total Other (Expense)	(7,689)	(20,717)

NET LOSS FROM CONTINUING OPERATIONS	(1,847,424)	(445,034)

DISCONTINUED OPERATIONS
Gain from discontinued operations, net of income taxes	-	45,929

Total Discontinued Operations	-	45,929

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,847,424)	(399,105)

Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,847,424) =============	$ (399,105) =============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00697) =============	$ (0.01084) =============
From continuing operations	$ (0.01)	$ (0.01)

From discontinued operations	$ -	$ 0.00

From sale of subsidiary	$ -	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	265,174,636 =============	36,831,055 =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Deficit, December 31, 2004 (Restated)	$ (20,403,696)

Net loss for the three months ended March 31, 2005 (Restated)	(1,847,424)

TOTAL DEFICIT MARCH 31, 2005 (RESTATED)	$ (22,251,120) =============

Comprehensive (loss), December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for three months ended March 31, 2005	47,443

Accumulated other comprehensive income	$ 40,752 =============

Deficit, December 31, 2003	$ (17,145,109)

Net loss for the three months ended March 31, 2004	-

TOTAL DEFICIT MARCH 31, 2004	$ (17,145,109) =============

Comprehensive (loss), December 31, 2003, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency gain for the three months ended March 31, 2004	-

Accumulated other comprehensive (loss)	$ - =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	(Restated)	(Reclassified)
	2005	2004

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (1,847,424)	$ (445,034)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	3,269	5,202
Impairment of goodwill	1,277,595	-
Common stock issued for consulting services	90,750	331,650
Common stock issued for legal	-	3,300
Foreign currency change	47,443	-
Net cash provided received in acquisition of subsidiary	58,235	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	80,271	(1,125)
(Increase) decrease in prepaid expenses	20,687	1,333
(Increase) in accounts receivable		(52,534)
(Increase) in inventory	(43,285)	-
(Decrease) in accounts payable and
and accrued expenses	(62,246)	(24,251)

Total adjustments	1,472,719	263,575

Net cash (used in) operating activities -
continuing operations	(374,705)	(181,459)

Discontinued Operations:
Gain from discontinued operations	-	45,929
Adjustments to Reconcile Net Cash (used in)
discontinuing operations	-	-

Net cash (used in) operating activities -
discontinued operations	-	45,929

Net cash (used in) Operating Activities	(374,705)	(135,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	(64,211)	29,486
(Increase) in notes receivable	(75,000)	-
Acquisition of fixed assets	(1,753)	-

Net cash provided by (used in) investing activities	(140,964)	29,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	(Restated)	(Reclassified)
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 122,769	$ 106,000
Net payments from issuance of notes payable - other	506,155	45,000

Net cash provided by financing activities	628,924	151,000

NET INCREASE IN CASH
AND CASH EQUIVALENTS	113,255	44,956

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	50,272	16,754

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 163,527	$ 61,710
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 6,343	$ -
	============	============

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:

Consulting services	$ 90,750 ============	$ 331,650 ============
Legal	$ - ============	$ 3,300 ============
Accrued expenses	$ - ============	$ 7,500 ============
Preferred stock issued for investment	$ - ============	$ 2,000,000 ============
Impairment of goodwill	$ 1,277,595 ============	$ - ============

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

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 5,000,000 of these shares to WBU and the remaining 15,000,000 shares were to be issued based on sales criteria. This criteria was not reached, therefore these shares were returned to the Company. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 17).

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of March 31, 2005.

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access. Net Centric provides similar services that Indigo provides.

The Company amended its previously issued condensed consolidated financial statements. See Note 18 for the details of the amendments.

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

Commencing in 2002, the Company started generating revenues. The Company currently records its revenue as follows for each of its operating entities:

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following represents the changes in the carrying amount of goodwill for the three months ended March 31, 2005 and 2004:

	SoftNet		Indigo
	International	WBU	Technology	Total

Balance, January 1, 2004	$ -	$ -	$ -	$ -

Goodwill acquired during the three months	-	-	-	-

Impairment losses	-	-	-	-

Balance, March 31, 2004	$ -	$ -	$ -	$ -
	==========	======	==========	=========

Balance, January 1, 2005 (Restated)	$ -	$ -	$ -	$ -

Goodwill acquired during the three months	-	-	1,277,595	1,277,595

Impairment losses, restated	-	-	(1,277,595)	(1,277,595)

Balance, March 31, 2005 (Restated)	$ -	$ -	$ -	$ -
	==========	======	==========	=========

The impairment of goodwill was determined based on the current business plan of the Company not meeting earlier objectives and the sale of the WBU subsidiary in November 2005, and the delay of SoftNet International and Indigo meeting its current budgets.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    March 31,                 March 31,
                                                                        2005                         2004
                                                                    (Restated)              (Reclassified)

Net Loss                                                      ($1,847,424)             ($399,105)

Weighted-average common shares
  outstanding (Basic)                                     265,174,636            36,831,055

Weighted-average common stock
   equivalents:
      Stock options                                                        -                                -
      Warrants                                                               -                                -

Weighted-average common shares
    outstanding (Diluted)                                 265,174,636            36,831,055

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 4-     FIXED ASSETS

Fixed assets consist of the following at March 31, 2005:

Office equipment                                       $   21,122
Furniture and fixtures                                       2,646
Time clock equipment                                    38,730
Time clock software                                       54,144
                                                                    116,642
                                                                    (99,772)
                                 Total                        $   16,870
                                                                 ========

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

NOTE 6-     NOTES PAYABLE

The Company’s subsidiary WBU, has a note payable outstanding with an individual that is due on demand. This note represents payments made by this individual for company expenses. WBU anticipates repayment of this amount in its second quarter. The amount outstanding at March 31, 2005 is $6,155, and is reflected as a current liability in the Company’s condensed consolidated balance sheet at March 31, 2005.

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

NOTE 7-     RELATED PARTY TRANSACTIONS

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

NOTE 8-     ACQUISITIONS (CONTINUED)

Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann was to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004.

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock. The shares of stock have not been issued as of March 31, 2005. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 17).

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of March 31, 2005.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 8-     ACQUISITIONS (CONTINUED)

The summarized unaudited pro forma financial information for the three months ended March 31, 2005 and 2004 that follows assumes the acquisition of Indigo Technology, Net Centric Solutions, Inc. and Cord Consulting was consummated on January 1, 2004:

	Three Months
	March 31,	March 31,
	2005	2004

Sales	$ 367,060	$ 86,571
Cost of sales	194,453	59,244

Gross profit (loss)	172,607	27,327

Operating expenses	2,028,003	424,772

Loss before other (expense)	(1,855,396)	(397,445)

Other (income) expense	6,775	20,717

Net loss before provision for income taxes	(1,862,171)	(418,162)

Provision for income taxes	1,619	-

Net loss	$ (1,863,790)	$ (418,162)
	=============	=============

Net loss per basic and diluted shares	$ (0.01)	$ (0.01)
	=============	=============

Weighted average number of common shares
outstanding	265,174,636	36,831,055
	=============	=============

The unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At March 31, 2005, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of March 31, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of March 31, 2005 certificates representing 117,885 have been surrendered to the Company.

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

The Company had issued 2,000,000 shares of the Class B Preferred Stock in accordance with a March 24, 2004 Investment Exchange Agreement (the “Agreement”) with Cross Capital Fund, LLC. (“Cross Capital”). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company had originally recorded the $2,000,000 as a subscription receivable on the consolidated balance sheet at December 31, 2004. The Preferred shares convert to the Company’s Class A Common Shares as set forth in the agreement. Cross Capital never funded the Company in accordance with the terms of the agreement, The Company’s legal counsel and Cross Capital had several discussions regarding this agreement and the Company made several attempts to receive the 2,000,000 shares of Class B Preferred Stock back from Cross Capital and terminate their agreement. As of July 2004, the agreement was terminated. The Company has amended their consolidated financial statements to reflect the termination of the preferred stock as of December 31, 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of March 31, 2005, there were 500,000,000 shares authorized, and 267,075,469 shares issued, 150,000,000 shares in escrow and 117,075,469  shares outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

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

The Company issued 5,000,000 shares of common stock in its acquisition of WholesaleByUs. There were 15,000,000 shares to be issued based on certain sales criteria being met. Those criteria were not met, and therefore not issued. The shares are valued at $800,000 and were originally reflected as goodwill on the consolidated balance sheet at December 31, 2004. The Company in its restated financial statements impaired this goodwill. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 17).

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

NOTE 11-   GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has incurred significant recurring losses of $1,847,424 and $399,105 for the three months ended March 31, 2005 and 2004, and has a working capital deficiency of $1,231,689 as of March 31, 2005.  The Company has made acquisitions in the past eighteen months that has had little impact on its operations, and in one case has terminated an agreement. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

NOTE 11-   GOING CONCERN (CONTINUED)

There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 12-   COMMITMENTS

The Company has agreed to issue 9,000,000 shares of restricted Class A Common Shares of stock to the former shareholders of Indigo and Net Centric Solution, Inc. in accordance with the Stock Purchase Agreement. The Company has recorded a liability for stock to be issued in the amount of $1,350,000, which represents those 9,000,000 shares at a value of $.15 per share, the fair value of the stock at the time the agreement was entered into.

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

At March 31, 2005, deferred tax assets approximated the following:

Net operating loss carryforwards          $7,565,380
Less:  valuation allowance                     (7,565,380)
                                                            $          -0-
                                                            ========

At March 31, 2005, the Company had accumulated deficits  approximating $22,251,120 available to offset future taxable income through 2024.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2005 and 2004 is summarized as follows:

	2005	2004

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	==========	==========

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
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 15–  DISPOSAL OF BUSINESS

In July 2004, the Company sold Zingo Sales. The Company’s condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the three months ended March 31, 2004 are as follows:

Revenues	$303,145
Income before income taxes	$ 45,929
Provision for taxes	-
Net income	$ 45,929 =======
Net income per share	$ (.00) =========
Diluted income per share	$ (.00) =========
NOTE 16-   SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the three months ended March 31, 2005 and 2004 are as follows:

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 16-   SEGMENT INFORMATION (CONTINUED)

For the three months ended March 31, 2005:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ 155,308	$ 78,619	$ 233,927
Direct costs of revenues	-	114,745	19,764	134,509
Gross profit (loss)	-	40,563	58,855	99,418
Operating expenses	447,074	77,123	134,092	658,289
Depreciation, amortization and impairment	501	339	1,280,024	1,280,864
Other income	-	-	-	-
Interest (net)	6,218	-	1,471	7,689
Net income (loss)	(453,793)	(36,899)	(1,356,732)	(1,847,424)
Segment assets	122,285	61,373	674,556	858,214
Fixed Assets, net of depreciation	6,841	6,719	3,310	16,870

For the three months ended March 31, 2004:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ -	$ 1,275	$ 1,275
Direct costs of revenues	-	-	15,000	15,000
Gross profit (loss)	-	-	(13,725)	(13,725)
Operating expenses	295,255	-	127,635	422,890
Depreciation, amortization and impairment	2,773	-	2,429	5,202
Other income	-	-	-	-
Interest (net)	1,582	-	1,635	3,217
Net income (loss)	(299,610)	-	(145,424)	(445,034)
Segment assets	-	-	-	-
Fixed Assets, net of depreciation	-	-	-	-

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 17-   SUBSEQUENT EVENTS

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

On October 31, 2005, the Company entered into a Plan and Agreement of Reorganization with Inspara, Inc., a Delaware corporation (“Inspara”). Under the terms of the Agreement, Inspara will merge with and into the Company (the Merger). The Merger was scheduled to close no later than November 29, 2005. At the closing, Inspara was to exchange all of its common stock for approximately 40,909,091 shares of common stock of the Company and receive 291,000 shares of the Company’s Class B common stock. The Company and Inspara on November 4, 2005, extended the due date to December 15, 2005, without revising any of the terms of the transaction. The transaction did not close on December 15, 2005, and the Company and Inspara entered into an Amended Plan and Agreement of Reorganization as of January 1, 2006, whereby the number of shares Inspara is to receive was increased to approximately 50,000,000 and established a new closing date of January 18, 2006. On January 18, 2006, the

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 17-   SUBSEQUENT EVENTS (CONTINUED)

Company closed the Inspara, Inc. Merger.  Following the Merger, the stockholders of InsPara received, a adjustments for rounding and fractional shares, pro rata, a total of 49,999,998 shares of the Company’s Common Stock (the “Acquisition Shares”).  The Acquisition Shares are unregistered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof.

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

NOTE 18-   RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements to include:

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

The net effect of these changes resulted in an increase in the net loss and accumulated deficit of $1,277,595 the result of which was the further impairment of the Company’s goodwill to bring the restated loss to $1,847,424 and the restated accumulated deficit to $22,251,120 as of and for the three months ended March 31, 2005.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

            The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the three months ended March 31, 2005 compared to as of and for the three months ended March 31,2004. The business activities of the Company were that of the four wholly owned subsidiaries: Solutions Technology Inc., WholesaleByUs, LLC, Indigo Technology Services, and SoftNet International GmbH. Comparisons are provided, however, it is important to understand that the Company’s first year of operations was in 2004. Additionally, the Company disposed of WholesaleByUs in October 2005. It is important to note that the Company currently reports its operations from that of Indigo Technology Services and its newly acquired subsidiary Inspara. Solutions Technology Inc. was also disposed in 2006, however, contributed minimally to the total operations of the Company in 2005 and 2004. SoftNet International was and remains basically in development for both periods.

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

Three Months Ended March 31, 2005 and March 31, 2004

            Revenues for 2005 were $233,927 as compared to $1,275 for 2004. As mentioned, the Company’s acquisition of WholesaleByUs, LLC, a company that was in its first full year of operations was the reason that the Company experienced revenue growth. The Company’s consulting revenues remained consistent with 2004.

            Cost of revenue for 2005 was $134,509 compared to $15,000 for 2004. The increase in cost of revenue was attributable to the WholesaleByUs business entity.

            The gross margin of 42.5% in 2005 was attributable to WholesaleByUs.

            Operating expenses for 2005 were $1,939,153 as compared to $410,592 in 2004, an increase of approximately $1,500,000 due in large part to the impairment of goodwill associated with the acquisitions of WholesaleByUs and the German subsidiary as well as the growth of WholesaleByUs and corporate expenses for legal and accounting increasing.

            Other income (expense) was $(7,689) for 2005 compared to $(20,717) for 2004. In 2004, the Company issued shares of common stock in settlement of a legal claim for $17,500 which is attributable for this change.

            The gain (loss) on discontinued operations and gain (loss) on disposal was from the Company’s former subsidiary Zingo Sales. The Company disposed this subsidiary in July 2004, and in accordance with SFAS 144, restated the 2004 financial statements to reflect the discontinued operations of this subsidiary.

Liquidity and Capital Resources

            At March 31, 2005, the Company had a net working capital deficit of $1,231,689. The working capital deficit was mainly due to the recognition of a liability for shares to be issued for the acquisition of Indigo Technology Services valued at $1,350,000.

            The Company used  $374,705 in operating activities in 2005 mostly due to the operating loss of  $1,847,424 for the three months ended 2005, compared to using $181,459 in 2004 and a net loss of $445,034 for the three months ended March 31, 2004. Changes in operating assets and liabilities were fairly consistent period to period.

            The Company used  $140,964 in investing activities in 2005 compared to cash provided by investing activities of $29,486 in 2004. This change was attributable to the Company’s changes in their related party advances during 2005 and the recognition of a note receivable from Indigo Technology Services of $75,000.

            The Company had net cash provided by financing activities of  $628,924 in 2005 compared to $151,000 in 2004. This change was attributable to the Company borrowing $500,000 from a foreign company in 2005.

            In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2005 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART II
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

                                                         SoftNet Technology Corporation

Date: March 17, 2006                       By: /s/ James Farinella
                                                                 James Farinella
                                                               Chairman, Chief Executive Officer and
                                                               President