Form 10QSB/A
period 2005-06-30
SoftNet Technology Corp.
filed 2006-03-28
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB/A

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
JUNE 30, 2005 AND 2004

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of June 30, 2005 (Restated)                                       4

Condensed Consolidated Statements of Operations for the Six and Three Months Ended
   June 30, 2005 (Restated) and 2004 (Restated)                                                                          5

Condensed Consolidated Statement of Comprehensive Income (Loss) for the
    Six Months Ended June 30, 2005 (Restated) and 2004 (Restated)                                            6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2005 (Restated) and 2004 (Restated)                                                                        7-8

Notes to Condensed Consolidated Financial Statements                                                              9-35

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005 (RESTATED)

ASSETS

Current Assets:
Cash and cash equivalents	$ 133,027
Accounts receivable, net	265,098
Current portion of notes receivable	325,000
Inventory	28,517
Prepaid expenses and other current assets	28,232

Total Current Assets	779,874

Notes receivable, net of current portion	140,000
Fixed assets, net of depreciation	23,080
Deposits	1,500
Goodwill, net of impairment	-

TOTAL ASSETS	$ 944,454
============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 686,916
Liability for stock to be issued	1,350,000
Due to related parties	245,628
Current portion of notes payable	235,000

Total Current Liabilities	2,517,544

LONG-TERM LIABILITIES
Notes payable, net of current portion	500,000

Total Liabilities	3,017,544

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 379,692,072 shares issued ,
150,000,000 and 0 shares held in escrow and
and 229,692,072 shares outstanding	379,692
Common Stock, Class B, $.001 5,000,000 shares authorized
and 4,800,000 shares issued and outstanding	4,800
Subscriptions receivable	-
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	21,363,088
Accumulated other comprehensive income (loss)	49,424
Deficit	(22,970,094)

Total Stockholders' Equity (Deficit)	(2,073,090)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 944,454
============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
		(Reclassified)		(Reclassified)
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUES
Revenue	$ 686,128	$ 3,451	$ 452,201	$ 2,176

COST OF SALES	436,713	30,560	302,204	15,560

GROSS PROFIT	249,415	(27,109)	149,997	(13,384)

OPERATING EXPENSES
Professional fees and compensation expenses	739,339	397,040	441,404	40,575
Advertising and marketing expenses	243,633	54,758	138,409	27,575
General and administrative expenses	328,569	(1,844)	73,439	38,365
Depreciation and impairment	1,283,565	1,322,318	2,701	1,255,165
Total Operating Expenses	2,595,106	1,772,272	655,953	1,361,680

LOSS BEFORE OTHER EXPENSE	(2,345,691)	(1,799,381)	(505,956)	(1,375,064)

OTHER EXPENSE
Legal settlement	(200,000)	(17,500)	(200,000)	-
Interest expense, net	(20,707)	(58,286)	(13,018)	(55,069)

Total Other Expense	(220,707)	(75,786)	(213,018)	(55,069)

NET LOSS FROM CONTINUING OPERATIONS	(2,566,398)	(1,875,167)	(718,974)	(1,430,133)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of income taxes	-	8,482	-	(37,447)

Total Discontinued Operations	-	8,482	-	(37,447)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,566,398)	(1,866,685)	(718,974)	(1,467,580)

Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (2,566,398)	$ (1,866,685)	$ (718,974)	$ (1,467,580)
	=============	=============	=============	=============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00927)	$ (0.04122)	$ (0.00249)	$ (0.02807)
	=============	=============	=============	=============
From continuing operations	$ (0.01)	$ (0.04)	$ (0.00)	$ (0.03)

From discontinued operations	$ -	$ 0.00	$ -	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	276,769,172	45,288,025	288,236,295	52,277,261
	=============	=============	=============	=============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Deficit, December 31, 2004, restated	$ (20,403,696)

Net loss for the six months ended June 30, 2005, restated	(2,566,398)

TOTAL DEFICIT JUNE 30, 2005 (RESTATED)	$ (22,970,094)
============

Comprehensive loss, December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for six months ended June 30, 2005	56,115

Accumulated other comprehensive income	$ 49,424
============

Deficit, December 31, 2003	$ (17,145,109)

Net loss for the six months ended June 30, 2004	(1,466,685)

TOTAL DEFICIT JUNE 30, 2004	$ (18,611,794)
============

Comprehensive loss, December 31, 2003, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency loss for the six months ended June 30, 2004	(2,921)

Accumulated other comprehensive (loss)	$ (2,921)
============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

		(Reclassified)
	2005	2004
	(Restated)	(Restated)
CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (2,566,398)	$ (1,875,167)

Adjustments to Reconcile Net Loss to Net Cash
used in operating activities:
Depreciation and impairment	1,283,565	1,260,067
Common stock issued for consulting services	189,211	331,650
Common stock issued for legal	-	3,300
Common stock issued for settlement of legal proceeding	200,000	-
Foreign currency change	56,115	(2,921)
Net cash received in acquisition of subsidiary	58,235	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	52,528	(1,067)
(Increase) decrease in prepaid expenses and other assets	12,287	(871)
Increase in inventory	(28,517)	-
Decrease in accounts payable and
and accrued expenses	(38,637)	(15,034)

Total adjustments	1,784,787	1,575,124

Net cash used in operating activities -
continuing operations	(781,611)	(300,043)

Discontinued Operations:
Gain from discontinued operations	-	8,482
Adjustments to Reconcile Net Cash (used in)
discontinuing operations	-	11,655

Net cash (used in) operating activities -
discontinued operations	-	20,137

Net cash used in Operating Activities	(781,611)	(279,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	182,261	(9,752)
Increase in notes receivable	(165,000)	-
Acquisition of fixed assets	(10,664)	(27,517)

Net cash provided by (used in) investing activities	6,597	(37,269)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Reclassified)
	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 122,769	$ 343,231
Net proceeds from issuance of notes payable - other	735,000	-

Net cash provided by financing activities	857,769	343,231

NET INCREASE IN CASH
AND CASH EQUIVALENTS	82,755	26,056

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	50,272	16,754

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 133,027	$ 42,810
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 30,331	$ 10,000
	============	============

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:

Consulting services	$ 189,211	$ 331,650
	============	============
Legal	$ -	$ 3,300
	============	============
Legal settlement	$ 200,000	$ -
	============	============
Accrued expenses	$ -	$ 7,500
	============	============
Preferred stock issued for investment	$ -	$ 2,000,000
	============	============
Impairment of goodwill	$ 1,277,595	$ 1,249,964
	============	============

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

On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company (“Holtermann”), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company’s Class A Common Stock. Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann is to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004. The Company issued them an additional 1,000,000 shares in June 2005 to meet certain foreign capital requirements. The Company recorded this as organizational expense in the condensed consolidated statements of operations for the six and three months ended June 30, 2005.

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

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of June 30, 2005.

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

The following represents the changes in the carrying amount of goodwill for the six months ended June 30, 2005 and 2004:

	SoftNet		Indigo
	International	WBU	Technology	Total

Balance, January 1, 2004	$ -	$ -	$ -	$ -

Goodwill acquired during the six months	1,249,964	-	-	1,249,964

Impairment losses, restated	(1,249,964)	-	-	(1,249,964)

Balance, June 30, 2004 (Restated)	$ -	$ -	$ -	$ -
	============	=======	============	============

Balance, January 1, 2005 (Restated)	$ -	$ -	$ -	$ -

Goodwill acquired during the six months	-	-	1,277,595	1,277,595

Impairment losses, restated	-	-	(1,277,595)	(1,277,595)

Balance, June 30, 2005 (Restated)	$ -	$ -	$ -	$ -
	============	=======	============	============

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                      June 30,                    June 30,
                                                                        2005                         2004
                                                                    (Restated)              (Reclassified)

Net Loss                                                      ($2,566,398)          ($1,866,685)

Weighted-average common shares
  outstanding (Basic)                                     276,769,172            45,288,025

Weighted-average common stock
   equivalents:
      Stock options                                                        -                              -
      Warrants                                                               -                              -

Weighted-average common shares
    outstanding (Diluted)                                  276,769,172           45,288,025

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

NOTE 6-     NOTES PAYABLE (CONTINUED)

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

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of June 30, 2005.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 8-     ACQUISITIONS (CONTINUED)

The summarized unaudited pro forma financial information for the six months ended June 30, 2005 and 2004 that follows assumes the acquisition of Indigo Technology, Net Centric Solutions, Inc. and Cord Consulting was consummated on January 1, 2004:

	Six Months
	June 30,	June 30,
	2005	2004

Sales	$ 819,261	$ 181,009
Cost of sales	496,657	159,482

Gross profit (loss)	322,604	21,527

Operating expenses	2,683,956	1,800,086

Loss before other (expense)	(2,361,352)	(1,778,559)

Other (income) expense	219,793	75,786

Net loss before provision for income taxes	(2,581,145)	(1,854,345)

Provision for income taxes	1,619	-

Net loss	$ (2,582,764)	$ (1,854,345)
	=============	=============

Net loss per basic and diluted shares	$ (0.01)	$ (0.04)
	=============	=============

Weighted average number of common shares
outstanding	276,769,172	45,288,025
	=============	=============

The unaudited pro forma results of operations for the six months ended June 30, 2005 and 2004, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2004.

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

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of June 30, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of June 30, 2005 certificates representing 117,885 have been surrendered to the Company.

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

Treasury Stock

In January 2003, the Company instituted a buy back program of its own stock. For the six months ended June 30, 2005 and year ended December 31, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at March 31, 2005 represented the cost value of the treasury shares acquired by the Company. These shares during the quarter ended June 30, 2005 have been retired.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 11-   GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has incurred significant recurring losses of $2,566,398 and $1,866,685 for the six months ended June 30, 2005 and 2004, and has a working capital deficiency of $1,737,670 as of June 30, 2005.  The Company has made acquisitions in the past eighteen months that has had little impact on its operations, and in one case has terminated an agreement. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 14-   PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2005, deferred tax assets approximated the following:

Net operating loss carryforwards          $7,809,832
Less:  valuation allowance                     (7,809,832)
                                                            $          -0-
                                                            ========

At June 30, 2005, the Company had accumulated deficits  approximating $22,970,094 available to offset future taxable income through 2024.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2005 and 2004 is summarized as follows:

	2005	2004

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	==========	==========

NOTE 15–  DISPOSAL OF BUSINESS

In July 2004, the Company sold Zingo Sales. The Company’s condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the six months ended June 30, 2004 are as follows:

Revenues	$ 158,977
Income before income taxes	$ 8,482
Provision for taxes	-
Net income	$ 8,482 =========
Net income per share	$ (.00) =========
Diluted income per share	$ (.00)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 16-   SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the six months ended June 30, 2005 and 2004 are as follows:

For the six months ended June 30, 2005:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$453,966	$232,162	$686,128
Direct costs of revenues	-	385,620	51,093	436,713
Gross profit (loss)	-	68,346	181,069	249,415
Operating expenses	938,715	203,669	369,157	1,511,541
Depreciation, amortization and impairment	1,001	677	1,281,887	1,283,565
Other income	-	-	-	-
Interest (net)	7,779	-	12,928	20,707
Net income (loss)	(947,495)	(136,000)	(1,482,903)	(2,566,398)
Segment assets	387,786	33,824	522,844	944,454
Fixed Assets, net of depreciation	15,251	6,380	1,449	23,080

For the six months ended June 30, 2004:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$-	$3,451	$3,451
Direct costs of revenues	-	-	30,560	30,560
Gross profit (loss)	-	-	(27,109)	(27,109)
Operating expenses	228,740	-	238,714	467,454
Depreciation, amortization and impairment	3,585	-	1,318,733	1,322,318
Other income	-	-	-	-
Interest (net)	23,021	-	35,265	58,286
Net income (loss)	(255,346)	-	(1,619,821)	(1,875,167)
Segment assets	-	-	-	-
Fixed Assets, net of depreciation	-	-	-	-

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
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 17-   SUBSEQUENT EVENTS (CONTINUED)

Company closed the Inspara, Inc. Merger.  Following the Merger, the stockholders of InsPara received, after adjustments for rounding and fractional shares, pro rata, a total of 49,999,998 shares of the Company’s Common Stock (the “Acquisition Shares”).  The Acquisition Shares are unregistered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof.

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
(CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 18-   RESTATED FINANCIAL STATEMENTS (CONTINUED)

  Full segment reporting information for the operating segments of the Company (see Note 16);
  Revised disclosure regarding revenue recognition for the Company’s operating segments (see Note 2);
  Restatement of goodwill and disclosure of the goodwill in accordance with SFAS 142;
  Restatement of revenue and cost of revenue for WholesaleByUs;
  Termination of the Cross Capital agreement and retroactive cancellation of the 2,000,000 Class B Preferred Shares issued in that transaction (see Note 9); and
  Added disclosure pursuant to SFAS 141 on the acquisitions the Company made (see Note 8).

The net effect of these changes resulted in an increase in the net loss of $1,284,495, due to an increase in impairment of goodwill of $1,277,595 (Indigo), increase in cost of revenue of $107,004 (WholesaleByUs) offset by an increase in revenue of $100,104 (WholesaleByUs) and an increase to accumulated deficit of $1,284,495 to bring the restated loss to $2,566,398 and the restated accumulated deficit to $22,970,094 as of and for the six months ended June 30, 2005. The Company has restated its condensed consolidated financial statements for the six months ended June 30, 2004 to reflect additional impairment of goodwill on the Holtermann & Team GmbH acquisition to reflect an additional $400,000 in impairment charge resulting in an increase to the net loss for the six months ended June 30, 2004 to $1,866,685.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

            The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the six and three months ended June 30, 2005 compared to as of and for the six and three months ended June 30,2004. The business activities of the Company were that of the four wholly owned subsidiaries: Solutions Technology Inc., WholesaleByUs, LLC, Indigo Technology Services, and SoftNet International GmbH. Comparisons are provided, however, it is important to understand that the Company’s first year of operations was in 2004. Additionally, the Company disposed of WholesaleByUs in October 2005. It is important to note that the Company currently reports its operations from that of Indigo Technology Services and its newly acquired subsidiary Inspara. Solutions Technology Inc. was also disposed in 2006, however, contributed minimally to the total operations of the Company in 2005 and 2004. SoftNet International was and remains basically in development for both periods.

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

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

            Revenues for 2005 were $686,128 as compared to $3,451 for 2004. As mentioned, the Company’s acquisition of WholesaleByUs, LLC, a company that is in its first full year of operations and Indigo Technology Services consulting revenue were the reasons that the Company experienced revenue growth. The Company’s consulting revenues remained consistent with 2004.

            Cost of revenue for 2005 was $436,713 compared to $30,560 for 2004. The increase in cost of revenue was mainly attributable to the WholesaleByUs business entity.

            The gross margin of 36% in 2005 was attributable to WholesaleByUs.

            Operating expenses for 2005 were $2,485,106 as compared to $1,772,272 in 2004, an increase of approximately $615,000 due in large part to the impairment of goodwill for the Company and increases in corporate expenses for legal and accounting and operating expenditures for the WholesaleByUs subsidiary.

            Other income (expense) was $(220,707) for 2005 compared to $(75,786) for 2004. In 2004, the Company issued shares of common stock in settlement of a legal claim for $17,500 compared to $200,000 for the same purpose in 2005 which is attributable for this change.

            The gain (loss) on discontinued operations and gain (loss) on disposal was from the Company’s former subsidiary Zingo Sales. The Company disposed this subsidiary in July 2004, and in accordance with SFAS 144, restated the 2004 financial statements to reflect the discontinued operations of this subsidiary.

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

            Revenues for 2005 were $452,201 as compared to $2,176 for 2004. As mentioned, the Company’s acquisition of WholesaleByUs, LLC, a company that is in its first full year of operations and Indigo Technology Services consulting revenue were the reasons that the Company experienced revenue growth. The Company’s consulting revenues remained consistent with 2004.

            Cost of revenue for 2005 was $302,204 compared to $15,560 for 2004. The increase in cost of revenue was attributable to the WholesaleByUs business entity.

            The gross margin of 33% in 2005 was attributable to WholesaleByUs.

            Operating expenses for 2005 were $655,953 as compared to $1,361,680 in 2004, a decrease of approximately $706,000 due in large part to the impairment of goodwill for the Company’s German subsidiary.

            Other income (expense) was $(213,018) for 2005 compared to $(55,069) for 2004. In 2005, the Company issued shares of common stock in settlement of a legal claim for $200,000 which is attributable for this change.

            The gain (loss) on discontinued operations and gain (loss) on disposal was from the Company’s former subsidiary Zingo Sales. The Company disposed this subsidiary in July 2004, and in accordance with SFAS 144, restated the 2004 financial statements to reflect the discontinued operations of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 2005, the Company had a net working capital deficit of $1,737,670. The working capital deficit was mainly due to the recognition of a liability for shares to be issued for the acquisition of Indigo Technology Services valued at $1,350,000.

            The Company used  $781,611 in operating activities in 2005 mostly due to the operating loss of  $2,356,398 for the six months ended 2005, compared to using $300,043 in 2004 and a net loss of $1,875,167 for the six months ended June 30, 2005. Changes in operating assets and liabilities were fairly consistent period to period. Another factor was the impairment charge in 2004 contributing to the lower cash used in operations in 2004.

            The Company had  $6,597 in cash provided by investing activities in 2005 compared to cash used in investing activities of $37,269 in 2004. This change was attributable to the Company’s changes in their related party advances during 2005 and the recognition of a note receivable from Indigo Technology Services of $165,000.

            The Company had net cash provided by financing activities of  $857,769 in 2005 compared to $343,231 in 2004. This change was attributable to the Company borrowing $735,000 from a foreign company in 2005.

            In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2005 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                                                                           SoftNet Technology Corporation

Date: March 21, 2006                                                           By: /s/ James Farinella
                                                                                                  James Farinella
                                                                                                  Chairman, Chief Executive Officer
                                                                                                   and President