Form 10QSB/A
period 2005-09-30
SoftNet Technology Corp.
filed 2006-03-28
CIK 51387

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
SEPTEMBER 30, 2005 AND 2004

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 2005 (Restated)                             4

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended
   September 30, 2005 (Restated) and 2004 (Restated)                                                                5

Condensed Consolidated Statement of Comprehensive Income (Loss) for the
    Nine Months Ended September 30, 2005 (Restated) and 2004 (Restated)                                6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2005 (Restated) and 2004 (Restated)                                                               7-8

Notes to Condensed Consolidated Financial Statements                                                              9-36

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005 (RESTATED)

ASSETS

Current Assets:
Cash and cash equivalents	$ 93,956
Accounts receivable, net	282,265
Current portion of notes receivable	225,000
Inventory	22,440
Prepaid expenses and other current assets	28,809

Total Current Assets	652,470

Notes receivable, net of current portion	140,000
Fixed assets, net of depreciation	22,304
Deposits	8,540
Customer lists, net of amortization	188,889
Goodwill, net of impairment	-

TOTAL ASSETS	$ 1,012,203
============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 832,622
Due to related parties	415,128
Current portion of notes payable	546,667

Total Current Liabilities	1,794,417

LONG-TERM LIABILITIES
Notes payable, net of current portion	500,000

Total Liabilities	2,294,417

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 399,619,692 shares issued ,
150,000,000 and 0 shares held in escrow and
and 249,619,692 shares outstanding	399,620
Common Stock, Class B, $.001 5,000,000 shares authorized
and 4,800,000 shares issued and outstanding	4,800
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	23,122,160
Accumulated other comprehensive income (loss)	81,606
Deficit	(23,990,400)

Total Stockholders' Equity (Deficit)	(1,282,214)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,012,203
============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING REVENUES
Revenue	$ 1,006,756	$ 74,451	$ 320,628	$ 71,000

COST OF SALES	766,395	108,827	329,682	78,267

GROSS PROFIT	240,361	(34,376)	(9,054)	(7,267)

OPERATING EXPENSES
Professional fees and compensation expenses	1,027,906	527,752	288,567	135,893
Advertising and marketing expenses	581,058	72,317	337,425	18,929
General and administrative expenses	685,833	141,322	357,264	83,146
Depreciation, amortization and impairment	1,296,025	2,065,679	12,460	805,312

Total Operating Expenses	3,590,822	2,807,070	995,716	1,043,280

LOSS BEFORE OTHER EXPENSE	(3,350,461)	(2,841,446)	(1,004,770)	(1,050,547)

OTHER EXPENSE
Legal settlement	(200,000)	(17,500)	-	-
Interest expense, net	(36,243)	(59,931)	(15,536)	(1,645)

Total Other Expense	(236,243)	(77,431)	(15,536)	(1,645)

NET LOSS FROM CONTINUING OPERATIONS	(3,586,704)	(2,918,877)	(1,020,306)	(1,052,192)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of income taxes	-	8,482	-	8,482
Gain (loss) on disposal	-	16,082	-	16,082

Total Discontinued Operations	-	24,564	-	24,564

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,586,704)	(2,894,313)	(1,020,306)	(1,027,628)

Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (3,586,704)	$ (2,894,313)	$ (1,020,306)	$ (1,027,628)
	=============	=============	=============	=============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.011)	$ (0.051)	$ (0.003)	$ (0.013)
	=============	=============	=============	=============
From continuing operations	$ (0.011)	$ (0.052)	$ (0.003)	$ (0.013)

From discontinued operations	$ -	$ 0.000	$ -	$ 0.000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	317,029,186	56,568,967	396,236,389	78,885,614
	=============	=============	=============	=============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Deficit, December 31, 2004, restated	$ (20,403,696)

Net loss for the nine months ended September 30, 2005, restated	(3,586,704)

TOTAL DEFICIT SEPTEMBER 30, 2005 (RESTATED)	$ (23,990,400)
=============

Comprehensive loss, December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for nine months ended September 30, 2005	88,297

Accumulated other comprehensive income	$ 81,606
=============

Deficit, December 31, 2003	$ (17,145,109)

Net loss for the nine months ended September 30, 2004, restated	(2,894,313)

TOTAL DEFICIT SEPTEMBER 30, 2004 (RESTATED)	$ (20,039,422)
=============

Comprehensive loss, December 31, 2003, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency loss for the nine months ended September 30, 2004	(1,025)

Accumulated other comprehensive (loss)	$ (1,025)
=============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
	(Restated)	(Restated)
CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (3,586,704)	$ (2,894,313)

Adjustments to Reconcile Net Loss to Net Cash
used in operating activities:
Depreciation, amortization and impairment	1,296,025	2,065,679
Common stock issued for organizational costs	210,000	-
Common stock issued for consulting services	233,211	331,650
Common stock issued for legal	-	3,300
Common stock issued for settlement of legal proceeding	200,000	-
Foreign currency change	88,297	(1,025)
Net cash received in acquisition of subsidiary	58,235	10,325

Changes in assets and liabilities
(Increase) decrease in accounts receivable	30,392	(73,061)
(Increase) decrease in prepaid expenses and other assets	9,640	23,614
Increase in inventory	(22,440)	-
Increase (decrease) in accounts payable and
and accrued expenses	107,068	(12,872)

Total adjustments	2,210,428	2,347,610

Net cash used in operating activities -
continuing operations	(1,376,276)	(546,703)

Discontinued Operations:
Gain from discontinued operations	-	(8,482)
Adjustments to Reconcile Net Cash (used in)
discontinuing operations	-	9,997

Net cash (used in) operating activities -
discontinued operations	-	1,515

Net cash used in Operating Activities	(1,376,276)	(545,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	351,761	(8,290)
Increase in notes receivable	(165,000)	-
Payment received on note receivable	100,000	-
Acquisition of fixed assets	(11,237)	(2,252)

Net cash provided by (used in) investing activities	275,524	(10,542)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
(FORMERLY T & G2 INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 122,769	$ 548,731
Net payments of notes payable	(8,333)	7,086
Net proceeds from issuance of notes payable - other	1,030,000	-

Net cash provided by financing activities	1,144,436	555,817

NET INCREASE IN CASH
AND CASH EQUIVALENTS	43,684	87

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	50,272	16,754

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 93,956	$ 16,841
	=============	=============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 36,519	$ 19,053
	=============	=============

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:

Acquisitions
Consulting services	$ 233,211 =============	$ 331,650 =============
Organization costs	$ 210,000 =============	$ - =============
Legal	$ - =============	$ 3,300 =============
Legal settlement	$ 200,000 =============	$ - =============
Accrued expenses	$ - =============	$ 7,500 =============
Preferred stock issued for investment	$ - =============	$ 2,000,000 =============
Impairment of goodwill	$ 1,277,595 =============	$ 2,049,964 =============
Cancellation of stock for collateral for note payable	$ - =============	$ 900,000 =============

Acquisition of Indigo Technologies and Net Centric Solutions:

Cash received in acquisition	$ 58,235	$ 10,325
Accounts receivable	14,170	-
Goodwill	1,277,595	1,249,964

	$ 1,350,000	$ 1,260,289

Acquisition of Cord Consulting:

Customer lists	$ 200,000	-
Note payable	(25,000)	-
Common stock	(175,000)	-

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

On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company (“Holtermann”), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company’s Class A Common Stock. Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann is to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004. The Company issued them an additional 1,000,000 shares in June 2005 to meet certain foreign capital requirements. The Company recorded this as organizational expense in the condensed consolidated statements of operations for the nine months ended September 30, 2005.

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

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of September 30, 2005.

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

The following represents the changes in the carrying amount of goodwill for the nine months ended September 30, 2005 and 2004:

	SoftNet		Indigo
	International	WBU	Technology	Total

Balance, January 1, 2004	$ -	$ -	$ -	$ -

Goodwill acquired during the nine months	1,249,964	800,000	-	2,049,964

Impairment losses, restated	(1,249,964)	(800,000)	-	(2,049,964)

Balance, September 30, 2004 (Restated)	$ -	$ -	$ -	$ -
	============	===========	=============	==========

Balance, January 1, 2005 (Restated)	$ -	$ -	$ -	$ -

Goodwill acquired during the nine months	-	-	1,277,595	1,277,595

Impairment losses, restated	-	-	(1,277,595)	(1,277,595)

Balance, September 30, 2005 (Restated)	$ -	$ -	$ -	$ -
	============	===========	=============	==========

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                  September 30,         September 30,
                                                                        2005                         2004
                                                                    (Restated)              (Restated)

Net Loss                                                      ($3,586,704)           ($2,894,313)

Weighted-average common shares
  outstanding (Basic)                                     317,029,186            56,568,967

Weighted-average common stock
   equivalents:
      Stock options                                                        -                                -
      Warrants                                                               -                                -

Weighted-average common shares
    outstanding (Diluted)                                 317,029,186            56,568,967

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
                                                                ========

Depreciation expense was $7,319 for the nine months ended September 30, 2005.

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

NOTE 7-     RELATED PARTY TRANSACTIONS

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

NOTE 8-     ACQUISITIONS (CONTINUED)

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

NOTE 8-     ACQUISITIONS (CONTINUED)

On August 1, 2005, the Company acquired the customer lists of Cord Consulting for $200,000. In this acquisition, the Company issued to Cord Consulting a note in the amount of $25,000, and issued to the sole owner of Cord Consulting 727,620 shares of common stock with a value of $175,000. The customer lists are being amortized over 3 years commencing August 1, 2005.

The summarized unaudited pro forma financial information for the nine months ended September 30, 2005 and 2004 that follows assumes the acquisition of Indigo Technology, Net Centric Solutions, Inc. and Cord Consulting was consummated on January 1, 2004:

	Nine Months
	September 30,	September 30,
	2005	2004

Sales	$ 1,139,889	$ 391,524
Cost of sales	826,339	316,076

Gross profit (loss)	313,550	75,448

Operating expenses	3,679,672	2,864,828

Loss before other (expense)	(3,366,122)	(2,789,380)

Other (income) expense	235,329	77,431

Net loss before provision for income taxes	(3,601,451)	(2,866,811)

Provision for income taxes	1,619	-

Net loss	$ (3,603,070)	$ (2,866,811)
	============	============

Net loss per basic and diluted shares	$ (0.01)	$ (0.05)
	============	============

Weighted average number of common shares
outstanding	317,029,186	56,568,967
	============	============

The unaudited pro forma results of operations for the nine months ended September 30, 2005 and 2004, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At September 30, 2005, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of September 30, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of September 30, 2005 certificates representing 117,885 have been surrendered to the Company.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of September 30, 2005, there were 500,000,000 shares authorized, and 399,619,692 shares issued, 150,000,000 shares in escrow and 249,619,692 shares outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004

As of September 30, 2005, there were 5,000,000 shares authorized, and 5,000,000 shares issued and outstanding of the Company’s common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005.

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

NOTE 11-   GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has incurred significant recurring losses of $3,586,704 and $2,894,313 for the nine months ended September 30, 2005 and 2004, and has a working capital deficiency of $1,141,947 as of September 30, 2005.  The Company has made acquisitions in the past eighteen months that has had little impact on its operations, and in one case has terminated an agreement. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 11-   GOING CONCERN (CONTINUED)

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

At September 30, 2005, deferred tax assets approximated the following:

Net operating loss carryforwards          $8,156,736
Less:  valuation allowance                     (8,156,736)
                                                            $          -0-
                                                            ========

At September 30, 2005, the Company had accumulated deficits  approximating $23,990,400 available to offset future taxable income through 2025.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2005 and 2004 is summarized as follows:

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
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 15–  DISPOSAL OF BUSINESS

In July 2004, the Company sold Zingo Sales. The Company’s condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the six months ended June 30, 2004 are as follows:

Revenues	$ 158,977
Income before income taxes	$ 8,482
Provision for taxes	-
Net income	$ 8,482 ========
Net income per share	$ (.00) ========
Diluted income per share	$ (.00)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 16-   SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the nine months ended September 30, 2005 and 2004 are as follows:

For the nine months ended September 30, 2005:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ 600,430	$ 406,326	$ 1,006,7562
Direct costs of revenues	-	668,020	98,375	766,395
Gross profit (loss)	-	(67,590)	307,951	240,361
Operating expenses	1,409,241	296,449	589,107	2,294,797
Depreciation, amortization and impairment	1,502	1,016	1,293,507	1,296,025
Other income	(200,000)	-	-	(200,000)
Interest (net)	(20,136)	-	(16,107)	(36,243)
Net income (loss)	(1,630,879)	(365,055)	(1,590,976)	(3,586,704)
Segment assets	226,022	9,439	776,742	1,012,203
Fixed Assets, net of depreciation	14,750	6,614	940	22,304

For the nine months ended September 30, 2004:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ 68,851	$ 5,600	$ 74,451
Direct costs of revenues	-	62,692	46,135	108,827
Gross profit (loss)	-	6,159	(40,535)	(34,376)
Operating expenses	303,603	42,130	395,658	741,391
Depreciation, amortization and impairment	801,130	335	1,264,214	2,065,679
Other income	7,064	-	-	7,064
Interest (net)	(36,875)	-	(23,056)	(59,931)
Net income (loss)	(1,134,544)	(36,306)	(1,723,463)	(2,894,313)
Segment assets	33,177	7,658	485,154	525,989
Fixed Assets, net of depreciation	16,235	1,650	839	18,724

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

NOTE 17-   SUBSEQUENT EVENTS (CONTINUED)

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
(FORMERLY T & G2, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 18-   RESTATED FINANCIAL STATEMENTS (CONTINUED)

The net effect of these changes resulted in an increase in the net loss of $1,284,495, due to an increase in impairment of goodwill of $1,277,595 (Indigo), increase in cost of revenue of $107,004 (WholesaleByUs) offset by an increase in revenue of $100,104 (WholesaleByUs) and an increase to accumulated deficit of $1,284,495 to bring the restated loss to $3,579,804 and the restated accumulated deficit to $23,990,400 as of and for the nine months ended September 30, 2005. The Company has restated its condensed consolidated financial statements for the nine months ended September 30, 2004 to reflect additional impairment of goodwill on the Holtermann & Team GmbH acquisition to reflect an additional $400,000 in impairment charge resulting in an increase to the net loss for the nine months ended September 30, 2004 to $2,894,313.

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

Nine Months Ended September 30, 2005 and September 30, 2004

            Revenues for 2005 were $1,006,652 as compared to $74,451 for 2004. As mentioned, the Company’s acquisition of WholesaleByUs, LLC, a company that is in its first full year of operations and Indigo Technology Services consulting revenue were the reasons that the Company experienced revenue growth. The Company’s consulting revenues remained consistent with 2004.

            Cost of revenue for 2005 was $766,395 compared to $108,827 for 2004. The increase in cost of revenue were mainly attributable to the WholesaleByUs business entity.

            The gross margin of 24% in 2005 was attributable to WholesaleByUs.

            Operating expenses for 2005 were $3,380,822 as compared to $2,807,070 in 2004, an increase of approximately $564,000 due in large part to the increases in corporate expenses for legal and accounting and operating expenditures for the WholesaleByUs subsidiary offset by the impairment of goodwill for the Company’s German subsidiary.

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

            The gross margin of (3%) in 2005 was attributable to WholesaleByUs.

            Operating expenses for 2005 were $995,713 as compared to $1,043,280 in 2004, a decrease of approximately $48,000 due in large part to the operating expenses of WholesaleByUs subsidiary as well as corporate legal and accounting expenses offset by impairment of goodwill for the Company’s German subsidiary in 2004.

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

Liquidity and Capital Resources

            At September 30, 2005, the Company had a net working capital deficit of $1,141,947. The working capital deficit was mainly due to the Company incurring additional debt due within one year and an increase in accounts payable of the WholesaleByUs subsidiary.

            The Company used  $1,376,276 in operating activities in 2005 mostly due to the operating loss of  $3,376,704 for the nine months ended 2005, compared to using $546,703 in 2004 and a net loss of $2,894,313 for the nine months ended September 30, 2004. Changes in operating assets and liabilities were fairly consistent period to period with the exception of shares issued for stock for organizational costs and legal proceedings in 2005 and the impairment charge for the German subsidiary in 2004 contributing to the lower cash used in operations in 2004.

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

Item 3. Controls and Procedures

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

                                                                                           SoftNet Technology Corporation

Date: March 22, 2006                                                      By: /s/ James Farinella
                                                                                                  James Farinella
                                                                                                  Chairman, Chief Executive Officer
                                                                                                   and President