Form 10KSB
period 2005-12-31
SoftNet Technology Corp.
filed 2006-04-17
CIK 51387

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT
       OF 1934

       For the Fiscal Year Ended: December 31, 2005

Commission File Number 000-07693

SoftNet Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	000-07693	74-3035831
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

11 Commerce Drive, 2nd Floor
Cranford, NJ 07016
(Address of principal executive offices) (Zip Code)

(908) 497-7000
(Registrant’s telephone number, including area code)

One Anderson Road, Suite 105, Bernardsville, New Jersey 07924
(Former name, former address, and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2005:

As of December 31, 2005, there were outstanding : 338,619,692 shares of Class A Common Stock, $0.001 par value, and 4,000,000 shares of Class B Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [  ]      No [X]

PART 1

Item 1.     Business

Corporate History and Background:

The publicly held entity that is today Softnet Technologies, Inc.(The Company was founded in March, 1971 as International Mercantile Corporation, organized under the laws of the State of Missouri. On July 31, 1999, the International Mercantile liquidated its' majority interest in University Mortgage, Inc., a it’s wholly owned subsidiary and primary business operation subsidiary, which was achieved through an issuance of shares of University Mortgage, Inc. common stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc. following this transaction, International Mercantile, remained an OTC Bulletin Board traded company with no substantial assets or liabilities. On September 6, 1999, International Mercantile effected a merged with Micromatix.com, Inc., a Delaware corporation which maintained an Internet based personal computer manufacturing business which specialized in the sale of custom, built-to-order unbranded PC systems and related hardware throughout the United States. Under the terms of this merger, shareholders of the Micromatrix.com received 2,500 shares of the International Mercantile common stock for each share of the Micromatrix, Inc. common stock; representing the total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of Micromatrix, Inc. Immediately following the completion of the transaction, the owners of Micromatrix, Inc. assumed the management of the Company, conducting it’s business operations under the corporate name Micromatix.net and owned approximately 26.92% of the outstanding stock of Micromatrix, Inc., representing 48.32% of the Company’s voting rights. The Merger Agreement contained an unwind provision, whereby the merger agreement could be rendered void. On September 2, 2000 this provision was extended until March 30, 2001. On March 31, 2001 the Board of Directors of Micromatrix, Inc. elected to exercise their put option and unwind the merger with Micromatix.com. The net effect of this was to return each corporation to their status prior to their merger. The unwinding returned all assets and liabilities to Micromatix so that both companies could continue to operate independently.

Following the unwinding of the merger with Micromatix.com, International Mercantile determined to change its direction and sought to acquire new business. On September 30, 2001 the International Mercantile entered into a preliminary agreement which was formalized on October 17, 2001 to acquire Solutions Technology Inc., a Nevada Corporation, as a wholly-owned subsidiary. Solutions Technology, Inc. formerly operated under the corporate name Clickese.com. Clickese.com, Inc. was originally incorporated on December 27, 1999 in the State of Nevada and adopted a calendar year end. On February 24, 2000, the Board of Directors of the company approved the merger of Pro Athletes Golf League, Inc., a California corporation ("PAGL") with and into the Company, together with the election of a new Board of Directors. The merger was completed upon the terms and conditions provided in an agreement and plan of merger dated as of February 24, 2000, by and between the Company and PAGL. Concurrent with the execution of the merger agreement, PAGL merged with and into the Company. The Company’s business involved the use of the Internet in the marketing of products through direct response, using webcast infomercials.

Under the terms of the Agreement the issued and outstanding shares of STI were exchanged on a one (1) for one (1) basis for shares of International Mercantile. In order to facilitate the transaction the Board of Directors of International Mercantile authorized the issuance of issued an additional 20,511,365, resulting in no change in its capital structure. The stock certificates were issued on October 19, 2001 by approval of the board. Further aspects of the exchange included the purchase of 1,142,858 shares of Class B common stock of Solutions Technology, Inc. by two entities, David A. Facciani and Integrated Capital for $1.00. On January 14, 2002 the transaction was completed and on February 14, 2002 the Company changed its corporate name to of T & G² (“Squared”) and it’s state of incorporation to Nevada. T & G² also effected an eight (8) for one (1) reverse stock split of its common stock changed the par value of its shares to $0.001.

On March 18, 2002 T&G², Inc. acquired the operations of Zingo Sales, Ltd., in a 2,500,000 share Class A common Stock acquisition. In November, 2002, T & G², Inc. issued a Board Resolution authorizing an increase to the authorized capital to 100,000,000 shares of Class A common stock . The number of Class B common stock remained at 2,000,000 shares.

In February, 2003, T & G², Inc. adopted a Board Resolution authorizing a further increase in its authorized capital. Under this resolution, the Company increased its authorized Class A common shares to 250,000,000 shares and authorized Class B common stock to 5,000,000 shares. As part of it’s capital restructure, T & G² adopted a Board Resolution, whereby it cancelled the 1,142,858 Class B common shares, previously purchased on October 19, 2001 by David A. Facciani and James Farinella and issued, in exchange a total of 5,000,000 (2,500,000 each) Class B common shares at par value ($0.001).

On March 29, 2004 T&G², Inc. entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company ("Holtermann"), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company's Class A Common Stock. The shares of T&G², Inc. common stock were issued in April 2004.to complete the acquisition of Holtermann & Team, GmbH. Subsequently, on on July 9, 2004, the Company acquired WholesaleByUs in exchange for for $112,000 in cash and 5,000,000 shares of restricted Class A common stock of T&G², Inc.

Following these acquisitions, the business operations of T & G² consisted of he following wholly owned subsidiaries; Solutions Technology, Inc., Zingo Sales, Ltd., Holtermann & Team GmbH, and WholesaleByUs. Solutions Technology, Inc. developed the SecureTime, a payroll identification and attendance management system, employing the use of biometric technology. Zingo Sales Ltd’s primary product was a fixed based bingo unit, which commenced sales in late 2002. T & G² never achieved commercial sales of the SecureTime Biometric Identification System. WhollsaleByUs developed technology to enable the sale of products through the Internet. Under the terms of the agreement to acquire Holtermann & Team, GmbH, T&G², Inc. was the successor in interest to a specific loan agreement, in which Holtermann was to receive $950,000 by the end of 2004.

In July, 2004, as a result of a change in statutes, which adversely effected the operations of Zingo Sales Ltd. In the state of California, T & G² ceased operations of the subsidiary and sold this segment of their business for $300,000, which was reflected as a Note Receivable on the Company’s condensed consolidated Balance Sheet. The Company accounted for the results of this subsidiary as a Discontinued Operation in its Statement of Operations. Acquired in March, 2002, Zingo Sales, Ltd., was a relatively new entity which had limited business activity and a net book value of approximately $0. The shares issued to acquire Zingo Sales, Ltd, were valued at $1.95 per share, reflecting the fair value of the stock at the time of issuance in 2002. The total of the shares; $4,875,000, was recorded as goodwill and subsequently impaired to $0. The impairment was accounted for in the Company’s Consolidated Statement of Operations for the year ended December 31, 2002 as a Discontinued Operation.The sale of the subsidiary was reclassified in the 2003 operating results to reflect the retroactive treatment for the disposal in accordance with SFAS 144. On July 22, 2004, The Company changed its name to to Softnet Technology Corp.

In January, 2005 the Company changed the name of its German subsidiary from Holtermann & Team GmbH to SoftNet International GmbH. The Company issued them an additional 1,000,000 shares in June 2005. SoftNet International’s goal was the further development of Softnet’s business operations and create new opportunities for Wholesalebyus.com and the Company’s other subsidiaries in Europe. was to further the business operations of the other subsidiary companies in the international markets - mainly in Europe. The first major project involved introducing the WBU business plan to the European Union and surrounding countries.

In early 2005, Softnet acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia for 9,000,000 shares of restricted Class A Common Shares of stock. The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management determined that there is no impairment on this goodwill as of June 30, 2005. Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access. In April 2005, the Company entered and completed the acquisition of Atlanta, Georgia based NetCentric Solutions an IT Consulting business that was subsequently was merged into and combined with Indigo. Net Centric Solutions, Inc was acquired for 3,000,000 of the 9,000,000 shares that Indigo received in the acquisition by the Company. Net Centric Solutions, Inc. is a wholly owned subsidiary of Indigo.

On or about August 1, 2005, Indigo Technology Services, Inc. (Indigo), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement whereby Indigo purchased the assets, including all customer agreements, and any rights under purchase orders, together with all intellectual property rights and goodwill, of Georgia based Cord Consulting (Cord), an information technology consulting business. Under the terms of the Asset Purchase Agreement, the purchase price to acquire Cord was a total of $200,000, comprised of cash installment payments of a total of $25,000, and $175,000 of stock of the Company, the market value of which was calculated pursuant to the Asset Purchase Agreement. During the quarter ended September 30, 2005 Softnet issued 727,620 shares of common stock valued at an average of $0.2405 per share average, totaling $175,000 to complete the transaction

At December 31, 2005 there were 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001. Additionally, as of December 31, 2005, there were 2,000,000 shares of Series B Preferred Stock issued and outstanding. In April, 2003 the Company adopted a board resolution to authorize up to 5,000,000 shares of Class B Preferred Stock, par value $.001. Of the 2,000,000 shares of Series B Preferred Stock, 282,703 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. The shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of December 31, 2005 certificates representing 117,885 have been surrendered to the Company. An additional 668,000 shares of Series B Preferred Stock were issued to a Bermuda company as collateral for a promissory note. These shares were valued at the par value and recorded against additional paid in capital as the preferred shares have no readily determinable market value. The Company terminated this agreement, effective April 9, 2004, due to the Bermuda company’s failure to make loan advances as set forth in the agreement. All 668,000 shares of Series B Preferred Stock have been returned to the Company.

Two million 2,000,000 shares of Class B Preferred Stock were issued in accordance with a March 24, 2004 Investment Exchange Agreement with Cross Capital Fund, LLC. The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the condensed consolidated balance sheet at December 31, 2005. The Preferred shares convert to the Company’s Class A Common Shares as set forth in the agreement. Cross Capital Fund, LLC. has defaulted on the agreement. As of December 31, 2005, The Company was attempting to recapture the shares issued.

As of December 31, 2005, there were 500,000,000 shares of Class A Common Stock authorized, and 399,619,692 shares issued, 150,000,000 shares in escrow and 249,619,692 shares outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company approved a board resolution and increased the authorized limit of the Class A common shares to 250,000,000 and increased the total number to 500,000,000 shares in 2004.

As of December 31, 2005, there were 5,000,000 shares authorized, issued and outstanding of the Company’s common stock B with a par value of $0.001, respectively. In February 2003, the Company upon the approval of board resolution, increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005.

On or about October 17, 2005, Indigo Technology Services, Inc. (Indigo), a wholly owned subsidiary of the Company, entered into a asset purchase agreement whereby Indigo sold to Seamless Skyy-Fi, Inc. all of its rights, title and interest in the GuestWorx business of Indigo, including, without limitation, all assets, property (including the GuestWorx software) and contracts, in a cashless transaction where the consideration consisted of the delivery of the sufficient number of shares of Seamless' Class C Preferred Stock with a market vale of $100,000 as calculated in the asset purchase agreement.

On October 31, 2005, the Company entered into a Plan and Agreement of Reorganization with Inspara, Inc., a Delaware corporation (Inspara). Under the original terms of the Agreement, Inspara will merge with and into the Company, with the transacting closing no later than November 29, 2005. On December 1, 2005, the Company and Inspara agreed to extend the closing date of the Merger to December 15, 2005. The Company and Inspara subsequently agreed to extend the closing date of the merger to January 18, 2006.

On March 29, 2006 Softnet registered 2,588,888 shares of the Company's on behalf of Stanton Walker & Company, Inc., pursuant to the terms of an Advisory Agreement, dated May 27, 2005, and amended June 16, 2005, for its advisory services for the Plan and Agreement of Reorganization and Merger with InSpara, Inc.

On or about January 11, 2006, the Company entered into a certain Plan and Agreement of Reorganization (the Agreement) with InSpara, Inc. The Company previously entered into a Plan and Agreement of Reorganization with InSpara, Inc. on October 31, 2005, which was terminated on January 11, 2006. Under the terms of the Agreement InSpara will merge with and into the Company. The closing took place on January 18, 2006 effective, January 1, 2006. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; (ii) all registration rights held by stockholders of InSpara, if any, shall be terminated; and (iii) InSpara shall have 291,000 shares of its Class B Common Stock issued and outstanding. Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet’s Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Immediately following the closing of the Merger, Doug Wetzel resigned from the Board of Directors of the Company and Kevin Holt, the Chairman and C.E.O. of InSpara, was appointed to fill the vacancy created by Mr. Wetzel's resignation. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada.

On or about December 31, 2005, the Solutions Technology, Inc., a wholly owned subsidiary of the Company, entered into a certain Stock Purchase Agreement. Under the terms of the Agreement the Company has agreed sell its wholly owned subsidiary, Solutions Technology, Inc., for the total purchase price of $100,000 in cash, of which $50,000 was paid in connection with the execution of the Agreement and the remaining $50,000 is due on or before March 1, 2006. On February 9, 2006, the Company completed the execution of the divestiture.

CURRENT BUSINESS OPERATIONS:

SoftNet Technology Corp. currently offers specialized, high-end Information Technology consulting services and solutions to enterprise and service providers, with the objective of helping its clients maximize the business value and cost effectiveness of their investments in IT infrastructure. SoftNet focuses in providing technology infrastructure services with specific capabilities in Information Security, Network Economics, Internetworking, Network Management, IP Telephony, Storage, Application Performance and Data Center Migration/Consolidation.

SoftNet Technologies provides the customer with a full range of expert consulting, software solutions and recruiting services helping our customers plan, deploy secure, and manage IT services and infrastructures enabling them to meet their short and long term business objectives.

Indigo Technology Services, Inc., a wholly owned subsidiary of Softnet, which is domiciled in Atlanta, Georgia, is an emerging provider of expert IT services to small and medium sized companies.

SoftNet utilizes a proven business model in the planning and execution of these services, which are administered by its experienced team of industry-qualified professionals. The Company prides itself in providing high quality consulting services, highly trained professionals, focused on providing client solutions and executing projects on time and within budget. SoftNet's solutions provide end-to-end service capability addressing key aspects of the customer's network

SoftNet's approach uses a business model that features an industry-unique methodology, a professional staff recruiting model, and a unique engineering operation model. The Company’s Network Economics practice area examines the client’s network infrastructure from a business perspective and uses the assessment results to deliver a thorough analysis of the customer’s network and current/future needs. In concert, these elements provide synergies that yield a powerful, scaleable, and measurable performance and growth environment that historically has facilitated the building of successful, rapid-growth network of consulting client relationships. Furthermore, the Company’s operational environment will serve to establish a solid base for it's future products.

SoftNet is led by a seasoned and visionary executive team, with more than 25 years of senior managerial experience for technology leaders including USWeb and Compuserve, in establishing and operating professional services businesses, with a specialty in the total network life cycle business. Collectively, they were part of the management teams for companies, including that were acquired in excess of $3.7 billion, 450 million and $100 million, respectively; and for an IPO with a valuation of $1.5 billion. Management’s extensive skill sets and experience across a broad cross-section of industries, with IT related services including global networking, e-commerce, database development, ITIL dashboards, application development, enterprise management systems, corporate-wide helpdesk and desk-top support, healthcare IT solutions, international project management, global security systems, and global telecommunication services.

Towards establishing a position of leadership in providing professional network services, SoftNet's approach includes: providing turn-key solutions, establishing a prior track record of success, and strengthening current client relationships. Another facet of the strategy includes maintaining a dedicated engineer and employee base through fostering a Company culture that fosters an absolute dedication to its clients and the delivery of solution-oriented services. The strategy also includes developing and maintaining a "living" knowledge base through the Company’s intranet, developing a presence in the major networking hub markets, attracting and retaining the highest quality engineers, and maintaining its technical expertise.

SoftNet leverage its expertise in understanding complex networks and systems software to develop intelligent systems for certain repetitive network-related tasks, including network monitoring, performance monitoring, security intrusion monitoring, and business continuity monitoring (disaster impact) and reporting. The intelligent systems are designed as "virtual consulting tools," provided in conjunction with consulting services, and are positioned to improve gross margin by automating labor-intensive and high-knowledge-base engineering tasks. The Company’s intelligent systems and services provide information required for the increasingly complex, day-to-day operation of networks, while reducing the required technological expertise and experience for networking personnel.

SoftNet offers its services on a long- or short-term basis across all phases of the network life cycle. As a result, the Company’s services are particularly well suited to clients having immediate business networking needs, as well as those customers who traditionally outsource or out-task all or a portion of their network infrastructure or operations. The caliber and experience of Softnet’s employees, the "living" knowledge base of project solutions, the Company’s industry-proven delivery methodology, and employee reputation enable SoftNet to establish a significant competitive advantage. Softnet’s highly skilled engineering staff is certified in the design, integration, and implementation of industry-popular hardware and software products focused on inter-networking and network operations/infrastructure management and security.

The Network Economics Practice at SoftNet Technology Corp. offers its clients strategic and tactical consulting solutions to capital expenditure issues, revenue enhancement strategies, and market positioning tactics and analysis.

a)   Return on Invested Capital Analysis (ROIC):
SoftNet’s ROIC analysis is a powerful tool which offers an in depth of the client’s operations as it relates to aspects such as service delivery, partnerships, facilities, sales, marketing, operations, customer care, cost of equipment, and useful life. The costs and revenues associated with these parameters are integrated into a customizable model that examines service mix and pricing of revenue, along with the Cost of Goods Sold(COGS), labor costs, depreciation and income tax costs. The result of this analysis enables the client to have an improved understanding of its operating margins on a particular mix of services and configuration of corporate assets. The second, parallel, part of the analysis focuses on the client’s Return On Invested Capital (ROIC). ROIC analysis provided by SoftNet Technology Corp. provides its clients with the necessary tools and insight into their operation, whether they are service providers or large enterprises. This service enables the client to better examine its sources of revenue and costs, invested capital and operating revenues and to determine the effectiveness of its capital allocation and operating efficiencies.

b) Network Cost Assessment and Cost-Optimized Network Design:
Whether growth is achieved organically and/or through M&A activity, there is the continued need to rationalize the network, whether it is a data center consolidation, or an analysis of multiple wide area network links. The rationalization process will result in a comprehensive set of recommendations and a blueprint to maximize performance, reduce operational expense, minimize inefficient capital spending, and improve the quality of service to the business units. The first critical step in the process is the discovery phase. SoftNet works closely with the cient to collect and synthesize the information required to effectively and accurately detail the tasks and resources which are required to complete the main phases of the engagement:
  Comprehensive Enterprise Network Assessment
  Comprehensive Enterprise Management Assessment
  Network Cost Assessment
  Cost Optimized Network Design

The primary deliverable associated with the discovery phase is a detailed scope and project plan document that defines precisely what will be required to conduct a comprehensive network infrastructure and management assessment, including personnel and technical resources, and will describe a detailed project methodology for conducting the assessment.

SoftNet’s goal in providing this service is to develop and implement a cost-optimized network design from the standpoint of ease of management and reduced operating expenditure, with a minimum of capital expenditure. SoftNet Networking Technology's initial network assessment provides the client with an evaluation of the overall health of the network against industry best practices. SoftNet will examine the strengths and deficiencies of the overall architecture, design, and integration by expertly assessing the client’s business strategy.

SoftNet Technology Corp. provides its clients with a structured approach, ensuring consistent methodology and an understanding of the firm's business requirements. All findings, recommendations, and architectural issues are documented and provided to the client with specific recommendations for targeted network design, alternate vendor and product capabilities, staffing issues, and the integration of these recommendations within the client's operation.

c)     Business Continuity Services (BCP):
Business Continuity Services are scalable from the largest data center operation, to targeted business unit or critical service offering. BCP is an often overlooked but critical issue, especially in the current international climate, and risk based compliance regulations such as BASEL II. Many organizations find it difficult to dedicate resources to the important, but rarely urgent tasks related to BCP. SoftNet provides such project lead, working at the direction of its clients’ BCP director, or a hybrid of both. BCP activities are focused on issues to prepare a business for unexpected interruptions, ensuring that they are able to support future business requirements, such as e-commerce, connecting to trading partners (extranets), and fulfilling regulatory and other industry/business requirements.

The Company’s corporate headquarters are located in Cranford, New Jersey. The Company maintains regional offices in Atlanta, Georgia (IT services to small and medium sized companies and Santa Fe, New Mexico.

Item 2.     Properties

Softnet Technology’s corporate office was located at 1 Anderson Road, Suite 105 in Bernardsville, New Jersey with about 1500 square feet of space. With the acquisition of InSpara Networking Technologies, the corporate offices were relocated in February 2006 to an approximate space of 2,000 square feet on the second floor of 11 Commerce Drive in Cranford, New Jersey. Our Atlanta office, located at 11080 Old Rosewell Rd, Suite 200 in Alpharetta, GA is approximately 1200 square feet and houses our technology infrastructure services.

We also maintain sales offices of in Dallas, Texas at office number 1214 located at 3010 LBJ Freeway, Suite 1200. and in Santa Fe, New Mexico.

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5.     Market for Company’s Common Stock and Related Stockholder Matters

Market For Securities

The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "STTC". The market for such shares is limited and no assurance can be given that a significant trading market for SoftNet’s common stock will develop or, if developed, will be sustained. However, there is approximately 500,000 shares traded on a daily bases providing for some liquidity for the publicly traded shares

The following table sets forth the range of the high and low closing bid prices of the Company's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and NASDAQ Trading & Market Services and do not necessarily reflect actual transactions, retail markups, markdowns or commissions. The transactions include inter-dealer transactions. The Company's management believes that the following data is anecdotal and may bear no relation to the true value of SoftNet’s common stock or the range of prices that would prevail in a fluid market.

2004	High*	Low*
1st Quarter	$0.16	$0.075
2nd Quarter	$0.112	$0.039
3rd Quarter	$0.075	$0.018
4th Quarter	$0.184	$0.025

2005	High*	Low*
1st Quarter	$0.32	$0.145
2nd Quarter	$0.288	$0.17
3rd Quarter	$0.28	$0.125
4th Quarter	$0.16	$0.058

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the year ended December 31, 2005 compared to as of and for the year ended December 31, 2004. The business activities of the Company at December 31, 2005 were that of Solutions Technology Inc., Indigo Technology Services, which include the former operations of Cord Consulting and NetCentric Solutions and SoftNet International GmbH. During 2005, the Company disposed of WholesaleByUs, which in 2004 was in its first year of operations.

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

In 2005, the Company acquired Indigo Technology Services and had expended funds to expand the WholesaleByUs business prior to its disposition and engaged TVA Productions in Los Angeles, California to build brand name awareness for the Company’s products, which will assist the Company in achieving profitability. Additionally, new sales agents and a new facility in the southern California area have been obtained and a major marketing push is just being instituted. The development of SoftNet International was completed and preparations to begin sales are in the final stages for business operations in international markets. The Company’s management entered into a transaction for funding in the form of debt financing. With this debt funding, SoftNet issued 150,000,000 shares of the Company’s Class A Common Stock in certificate form. These shares were being held in escrow in certificate form in a reputable European Bank in Switzerland. The loan never closed, and these shares were subsequently cancelled. The Company is still in process of finding a suitable equity source to assist in funding their operations.

2005 COMPARISON WITH 2004

Revenues for 2005 were $513,527 as compared to $52,478 for 2004. The Company’s revenue growth of approximately 979% was the direct result of the acquisition of Indigo Technology Services, NetCentric Solutions and Cord Consulting. This revenue accounted for $505,966 of the total for 2005.

Cost of revenue for 2005 was $145,522 compared to $4,084 for 2004. The increase in cost of revenue of approximately 356% was also directly the result of the acquisition of Indigo Technology Services, NetCentric Solutions and Cord Consulting. This cost of revenue accounted for the entire total for 2005.

The gross margin of 72% in 2005 and the gross margin of 92% in 2004 was attributable to the high profitability in the consulting services provided by Indigo.

Operating expenses for 2005 were $3,679,065 as compared to $3,207,920 an increase of approximately 15%. The increase was the result of increased expenditures for professional fees associated with the filings of the annual and quarterly reports, commencement of SOX preparedness, and the dissolution of WBU and acquisition of Inspara and Indigo, as well as investor and public relation programs that were implemented. The sum of these increased our operating expenses approximately $900,000. Our depreciation, amortization and impairment charges decreased approximately $585,000 in 2005 from 2004 due to the impairment of goodwill for WBU and its German subsidiary in 2004 being greater than the impairment of goodwill for Indigo and impairment of the customer lists of Cord Consulting in 2005. Management has conservatively impaired all of its intangible assets as of December 31, 2005 and 2004

Other income (expense) was $(295,995) for 2005 compared to $(43,528) for 2004. In 2005, the Company incurred expenses for a legal settlement of $200,000. Interest expense net of interest income for 2005 was $95,995 compared to $43,528 for 2004 due to increases in borrowings by the Company.

The gain (loss) on discontinued operations and gain (loss) on disposal was from WBU. The Company disposed this subsidiary in October 2005, and in accordance with SFAS 144, restated the 2004 financial statements to reflect the discontinued operations of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had a net working capital deficit of $1,306,862 compared to a net working capital deficit of $200,588 in 2004. This increase was attributable to increases in short-term borrowings the Company entered into with related parties as well as other lenders.

The Company used $1,547,650 in operating activities in 2005 compared to $939,191 in 2004. This change was attributable in large part to the impairment of goodwill change from 2005 to 2004, as well as the change in accounts receivable and change in net loss from operations.

The Company had cash provided by investing activities of $390,150 compared to cash used of $107,107 in 2004. This change was attributable to the Company’s changes in their related party advances during 2005 compared to 2004 as well as the change in the advances and repayments of notes receivable during 2005.

The Company had net cash provided by financing activities of $1,127,769 in 2005 compared to $1,084,731 in 2004. This change was attributable to private sales of equity securities being greater in 2004 compared to 2005, offset by an increase in borrowings under notes payable of $1,030,000 in 2005.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2005 and 2004 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.     Financial Statements.

All financial information required by this Item is attached hereto beginning on Page 14

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                                  Page(s)

Report of Independent Registered Public Accounting Firm                                               16

Balance Sheets as of December 31, 2005                                                                        17

Statements of Operations for the Years Ended
   December 31, 2005 and 2004                                                                                      18

Statement of Changes in Stockholders’ Equity (Deficit)
    for the Years Ended December 31, 2005 and 2004                                                      19

Statement of Comprehensive Income (Loss) for the
    Years Ended December 31, 2005 and 2004                                                                 20

Statements of Cash Flows for the Years Ended
   December 31, 2005 and 2004                                                                                     21-22

Notes to Consolidated Financial Statements                                                                    23-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SoftNet Technology Corporation
11 Commerce Drive, 2nd Fl.
Cranford, NJ 07016

We have audited the accompanying balance sheets of SoftNet Technology Corporation, (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, comprehensive income (loss), stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoftNet Technology Corporation, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company: had substantial losses and negative cash flow from operations in 2005 and 2004, which significantly reduced stockholders' equity and resulted in substantial retained deficits and working capital deficits at December 31, 2005 and 2004; and will require additional funding to cover substantial expected negative cash flows in 2006.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
April 7, 2006

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$ 20,541
Accounts receivable, net	183,022
Current portion of notes receivable	25,000

Total Current Assets	228,563

Notes receivable, net of current portion	140,000
Fixed assets, net of depreciation	13,359
Deposits	1,500

TOTAL ASSETS	$ 383,422
============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 707,997
Due to related parties	327,428
Current portion of notes payable	500,000

Total Current Liabilities	1,535,425

LONG-TERM LIABILITIES
Notes payable, net of current portion	530,000

Total Liabilities	2,065,425

STOCKHOLDERS' (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares authorized, 0 shares issued and outstanding at
December 31, 2005	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares authorized and 0 shares issued and outstanding at
December 31, 2005	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, and 338,619,692 shares issued and
outstanding at December 31, 2005	338,619
Common Stock, Class B, $.001 5,000,000 shares authorized
and 4,000,000 shares issued and outstanding at
December 31, 2005	4,000
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	23,013,160
Accumulated other comprehensive income (loss)	65,498
Deficit	(24,203,280)

Total Stockholders' (Deficit)	(1,682,003)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 383,422
============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		(Restated)
	2005	2004

OPERATING REVENUES
Revenue	$ 513,527	$ 52,478

COST OF SALES	145,522	4,084

GROSS PROFIT	368,005	48,394

OPERATING EXPENSES
Professional fees and compensation expenses	1,142,028	727,478
Advertising and marketing expenses	471,702	112,096
General and administrative expenses	579,107	297,320
Depreciation, amortization and impairment	1,486,228	2,071,026

Total Operating Expenses	3,679,065	3,207,920

LOSS BEFORE OTHER (EXPENSE)	(3,311,060)	(3,159,526)

OTHER (EXPENSE)
Legal settlement	(200,000)	-
Interest expense, net	(95,995)	(43,528)

Total Other (Expense)	(295,995)	(43,528)

NET LOSS FROM CONTINUING OPERATIONS	(3,607,055)	(3,203,054)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of income taxes	(365,055)	(71,615)
Gain on disposal	172,526	16,082

Total Discontinued Operations	(192,529)	(55,533)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,799,584)	(3,258,587)

Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (3,799,584)	$ (3,258,587)
	=============	=============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01151)	$ (0.04899)
	=============	=============
From continuing operations	$ (0.01)	$ (0.05)

From discontinued operations	$ (0.00)	$ (0.00)

From sale of subsidiary	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	330,115,013	66,521,080
	=============	=============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
														Accumulated
										Collateral				Other Comprehensive
	Preferred Stock A		Preferred Stock B		Common Stock Class A		Common Stock Class B		Subscriptions	for Note		Additional	Treasury	Income
Description	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Payable	Warrants	Paid -in Capital	Stock	(Loss)	Deficit	Total

Balance, December 31, 2003	-	$ -	282,703	$ 283	35,669,077	$ 35,669	5,000,000	$ 5,000	$ (124,815)	$ -	$ 62,500	$ 17,063,275	$ (37,338)	$ -	$ (17,145,109)	$ (140,535)

Preferred shares issued as collateral for
promissory note	-	-	668,000	668	-	-	-	-	-	-	-	(668)	-	-	-	-

Preferred shares issued for note	-	-	2,000,000	2,000	-	-	-	-	(2,000,000)	-	-	1,998,000	-	-	-	-

Shares issued for legal	-	-	-	-	30,000	30	-	-	-	-	-	3,270	-	-	-	3,300

Shares issued for accrued expenses	-	-	-	-	50,000	50	-	-	-	-	-	7,450	-	-	-	7,500

Shares issued for consulting services	-	-	-	-	3,585,000	3,585	-	-	-	-	-	328,065	-	-	-	331,650

Shares issued as collateral for note agreement	-	-	-	-	150,000,000	150,000	-	-	-	(900,000)	-	750,000	-	-	-	-

Shares issued for acquisition of Holtermann	-	-	-	-	10,000,000	10,000	-	-	-	-	-	990,000	-	-	-	1,000,000

Shares issued for acquisition of WholesaleByUs					20,000,000	20,000	-	-	-	-	-	780,000	-	-	-	800,000

Shares issued for cash	-	-	-	-	43,816,392	43,816	-	-	(34,299)	-	-	1,075,214	-	-	-	1,084,731

Cancellation of preferred shares	-	-	(950,703)	(951)	-	-	-	-	-	-	-	951	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,691)	(3,258,587)	(3,265,278)

Cancellation of note agreement	-	-	(2,000,000)	(2,000)					2,000,000			(1,998,000)		-	-	-

Balance, December 31, 2004	-	-	-	-	263,150,469	263,150	5,000,000	5,000	(159,114)	(900,000)	62,500	20,997,557	(37,338)	(6,691)	(20,403,696)	(178,632)

Collection of subscriptions receivable	-	-	-	-	-	-	-	-	55,269	-	-	-	-	-	-	55,269

Write-off of uncollectible receivables	-	-	-	-	-	-	-	-	103,845	-	-	-	-	-	-	103,845

Shares issued for cash	-	-	-	-	3,375,000	3,375	-	-	-	-	-	64,125	-	-	-	67,500

Shares issued in legal settlement	-	-	-	-	1,000,003	1,000	-	-	-	-	-	199,000	-	-	-	200,000

Conversion of Class B shares to Class A shares	-	-	-	-	50,000,000	50,000	(1,000,000)	(1,000)	-	-	-	-	-	-	-	49,000

Shares issued in acquisition of Indigo Technology
and Net Centric Solutions	-	-	-	-	9,000,000	9,000	-	-	-	-	-	1,341,000	-	-	-	1,350,000

Shares issued in acquisition of Cord Consulting	-	-	-	-	727,620	728	-	-	-	-	-	174,272	-	-	-	175,000

Shares issued for services	-	-	-	-	1,648,000	1,648	-	-	-	-	-	284,262	-	-	-	285,910

Shares issued under Reg S	-	-	-	-	10,000,000	10,000	-	-	-	-	-	(10,000)	-	-	-	-

Cancelation of treasury shares	-	-	-	-	(281,400)	(282)	-	-	-	-	-	(37,056)	37,338	-	-	-

Reclassifications of warrants	-	-	-	-	-	-	-	-	-	-	(62,500)	-	-	-	-	(62,500)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	72,189	(3,799,584)	(3,727,395)

	-	$ -	-	$ -	338,619,692	$ 338,619	4,000,000	$ 4,000	$ -	$ (900,000)	$ -	$ 23,013,160	$ -	$ 65,498	$ (24,203,280)	$ (1,682,003)
	========	=======	=========	=======	=========	========	=========	=======	========	========	========	=========	========	========	==========	========

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Deficit, December 31, 2004	$ (20,403,696)

Net loss for the year ended December 31, 2005	(3,799,584)

TOTAL DEFICIT DECEMBER 31, 2005	$ (24,203,280)
==============

Comprehensive (loss), December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for year ended December 31, 2005	72,189

Accumulated other comprehensive (loss)	$ 65,498
==============

Deficit, December 31, 2003	$ (17,145,109)

Net loss for the year ended December 31, 2004	(3,258,587)

TOTAL DEFICIT DECEMBER 31, 2004	$ (20,403,696)
==============

Comprehensive (loss), December 31, 2003, net of tax	$ -

Other comprehensive income, net of tax:

Foreign currency loss for year ended December 31, 2004	(6,691)

Accumulated other comprehensive (loss)	$ (6,691)
==============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		(Restated)
	2005	2004

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (3,799,584)	$ (3,258,587)

Adjustments to reconcile net loss to net cash
used in operating activities

Depreciation and amortization	36,411	21,652
Impairment of goodwill and customer lists	1,449,817	2,049,964
Common stock issued for consulting services	334,910	331,650
Common stock issued for legal	-	3,300
Common stock issued for settlement of legal proceeding	200,000	-
Foreign currency change	72,189	(6,691)
Net cash provided received in acquisition of subsidiary	58,235	10,325

Changes in assets and liabilities
(Increase) decrease in accounts receivable	129,780	(137,538)
(Increase) decrease in prepaid expenses	10,471	173
(Increase) decrease in deposits	2,070	(1,500)
Increase (decrease) in accounts payable and
and accrued expenses	(9,866)	56,543

Total adjustments	2,284,017	2,327,878

Net cash (used in) operating activities -
continuing operations	(1,515,567)	(930,709)

Discontinued Operations:
(Gain) loss from discontinued operations	20,621	(8,482)
Adjustments to Reconcile Net Cash (Used in)
discontinuing operations	(52,704)	-

Net cash provided by (used in) operating activities -
discontinued operations	(32,083)	(8,482)

Net cash (used in) operating activities	(1,547,650)	(939,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations:
Increase (decrease) in amounts due to related parties	264,061	(99,255)
Issuance of notes receivable	(165,000)
Payments received on notes receivable	300,000
Acquisition of fixed assets	(8,911)	(7,852)

Net cash provided by (used in) investing activities	390,150	(107,107)

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		(Restated)
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 122,769	$ 1,084,731
Payments of notes payable	(25,000)	-
Proceeds from issuance of notes payable	1,030,000	-

Net cash provided by financing activities	1,127,769	1,084,731

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(29,731)	38,433

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	50,272	11,839

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 20,541	$ 50,272
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$ 334,910 ============	$ 331,650 ============
Legal	$ - ============	$ 3,300 ============
Accrued expenses	$ - ============	$ 7,500 ============
Acquisitions	$ 1,525,000 ============	$ 800,000 ============
Settlement of legal proceeding	$ 200,000 ============	$ - ============
Impairment of goodwill	$ 1,277,595 ============	$ 2,049,964 ============

Acquisitions
Cash received in acquisition	$ 58,235	$ 10,325
Accounts receivable	14,170	-
Customer lists	200,000	-
Note payable	(25,000)	-
Common stock	(1,525,000)	-
Goodwill acquired	1,277,595	1,249,964

	$ -	$ 1,260,289
	============	============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

In addition to STI being a wholly owned subsidiary, the Company acquired Zingo Sales Ltd. (“Zingo”) in March 2002 in a 2,500,000 share Class A common stock acquisition. Zingo’s mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product was a fixed based bingo unit, for which sales had been generated late in 2002. The Company sold this segment in July 2004 for $300,000. This note was paid off during 2005.

The Company has reflected the results of this subsidiary in the discontinued operations section of the statements of operations, and has reclassified the 2004 numbers to show retroactive treatment for this disposal in accordance with SFAS 144.

In November 2002, the Company issued a board resolution authorizing an increase to the authorized capital to 100,000,000 Class A common shares and the Class B common shares to remain at the 2,000,000 share level. In February 2003, the Company issued another board resolution authorizing a further increase in its authorized capital. Under this resolution, the Company increased its Class A common shares and Class B common shares to 250,000,000 shares and 5,000,000 shares authorized, respectively. With this change, the Company issued a board resolution to cancel the 1,142,858 Class B common shares, and issue to its officers 2,500,000 Class B common shares each (5,000,000 total) at par value, increased to 500,000,000 in 2004 period.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 5,000,000 of these shares to WBU and the remaining 15,000,000 shares were to be issued based on sales criteria. This criteria was not reached, therefore these shares were returned to the Company. On November 4, 2005, the Company and WBU entered into a Termination Agreement.

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of December 31, 2005.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On August 1, 2005, the Company acquired the customer lists of Cord Consulting for $200,000. In this acquisition, the Company issued to Cord Consulting a note in the amount of $25,000, and issued to the sole owner of Cord Consulting 727,620 shares of common stock with a value of $175,000. The customer lists were to be amortized over 3 years commencing August 1, 2005.  The company determined on December 31, 2005 to impair the unamortized balance of  $172,222.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $471,702 and $112,096 for the years ended December 31, 2005 and 2004, respectively.

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

The following represents the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004:

	SoftNet		Indigo
	International	WBU	Technology	Total

Balance, January 1, 2004	$ -	$ -	$ -	$ -

Goodwill acquired during the year	1,249,964	800,000	-	2,049,964

Impairment losses	(1,249,964)	(800,000)	-	(2,049,964)

Balance, December 31, 2004	$ -	$ -	$ -	$ -
	============	==========	===========	===========

Balance, January 1, 2005	$ -	$ -	$ -	$ -

Goodwill acquired during the year	-	-	1,277,595	1,277,595

Impairment losses	-	-	(1,277,595)	(1,277,595)

Balance, December 31, 2005	$ -	$ -	$ -	$ -
	============	==========	===========	===========

The impairment of goodwill was determined based on the current business plan of the Company not meeting earlier objectives and the sale of the WBU subsidiary in November 2005, and the delay of SoftNet International and Indigo meeting its current budgets.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the years ended December 31, 2005 and 2004 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the years ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net income for the years ended December 31, 2004.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                  December 31,         December 31,
                                                                        2005                         2004

Net Loss                                                      ($3,799,584)           ($3,258,587)

Weighted-average common shares
  outstanding (Basic)                                     330,115,013            66,521,080

Weighted-average common stock
   equivalents:
      Stock options                                                        -                                -
      Warrants                                                               -                                -

Weighted-average common shares
    outstanding (Diluted)                               330,115,013                66,521,080
                                                                 ==========              =========

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

NOTE 3-     ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of $18,334 has been established at December 31, 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 4-     FIXED ASSETS

Fixed assets consist of the following at December 31, 2005:

Office equipment                                       $   22,385
Furniture and fixtures                                       2,646
Time clock equipment                                    38,730
Time clock software                                       54,144
                                                                    117,905
                                                                  (104,546)
                                Total                         $   13,359

Depreciation expense was $8,633 and $21,652 for the years ended December 31, 2005 and 2004.

NOTE 5-     NOTES PAYABLE - BANK

On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by an office of the Company. The outstanding balance at December 31, 2005 was $0. The line of credit was STI’s, and was assigned over to the Company upon the acquisition. There was no interest expense charged to operations for the years ended December 31, 2005 and 2004, respectively.

NOTE 6-     NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company at December 31, 2005 was $530,000. There is no interest being charged on this note, the note is due on demand, and has been classified by the Company as a current liability.

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. As of December 31, 2005, the outstanding liability is $500,000, which is reflected as a long-term liability in the consolidated balance sheet. Interest for the year ended December 31, 2005 and accrued interest at December 31, 2005 is $43,890.

The Company in June 2005 entered into a loan agreement whereby 100,000,000 Class A common shares were issued as security. As of December 31, 2005, no amounts have been loaned to the Company and a precautionary stop was put on the shares issued as security.  The issuance and cancellation of these shares are reflected net in the Statements of Changes in Stockholder’s Equity (Deficit) in the year end of December 31, 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

NOTE 7-     RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2005 were $327,428 and consists of the following:

Note receivables to a company through common ownership in the amount of $313,125 at December 31, 2005, at 5.5% interest, payable monthly, due on demand. At December 31, 2005, the Company has approximately $30,131 in accrued interest to this company.

The Company has $9,200 outstanding to another entity related through common ownership at December 31, 2005. At December 31, 2005, the Company has approximately $1,289 in accrued interest to this company.

The Company has a note payable to a related company that bears no interest at December 31, 2005 in the amount of $5,103.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock. On November 4, 2005, the Company and WBU entered into a Termination Agreement. On November 4, 2005, the Company entered into an Agreement to Terminate Business Relationship (the “Termination Agreement”) with its wholly-owned subsidiary, WholesaleByUs and five individuals. The individuals were the former members of the limited liability company that the Company acquired on July 1, 2004. The Company acquired WholesaleByUs for $112,000, plus 20,000,000 shares of the Company’s common stock of which 5,000,000 shares of common stock were issued and the remaining 15,000,000 were to be issued upon achievement of certain incentives in the contract which never occurred. Pursuant to the terms of the Termination Agreement, the former members of the limited liability company who received these shares, returned 17,416,666 of these previously issued shares. In exchange, the Company has returned all ownership interests in WholesaleByUs back to the five individuals and has agreed to remit $10,000 to the five individuals. Each party to the transaction have provided mutual releases for any claims, except for intentional fraud and misrepresentation arising under the Acquisition Agreement of July 1, 2004. This divestiture is effective as of October 1, 2005. With the sale of WholesaleByUs, the Company has no significant online retail sales operations at this time.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 8-     ACQUISITIONS (CONTINUED)

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of December 31, 2005.

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

On August 1, 2005, the Company acquired the customer lists of Cord Consulting for $200,000. In this acquisition, the Company issued to Cord Consulting a note in the amount of $25,000, and issued to the sole owner of Cord Consulting 727,620 shares of common stock with a value of $175,000. The customer lists were being amortized over 3 years commencing August 1, 2005. On December 31, 2005, management determined that the customer lists had a fair value of $0 and impaired the remaining unamortized balance of $172,222.

The summarized unaudited pro forma financial information for the years ended December 31, 2005 and 2004 that follows assumes the acquisition of Indigo Technology, Net Centric Solutions, Inc. and Cord Consulting was consummated on January 1, 2004:

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 8-     ACQUISITIONS (CONTINUED)

	Years Ended
	December 31,	December 31,
	2005	2004

Sales	$ 646,660	$ 323,144
Cost of sales	205,466	231,659

Gross profit (loss)	441,194	91,485

Operating expenses	3,516,006	3,296,549

Loss before other (expense)	(3,074,812)	(3,205,064)

Other (income) expense	275,400	43,528

Net loss before provision for income taxes	(3,350,212)	(3,248,592)

Provision for income taxes	1,619	-

Net loss	$ (3,351,831)	$ (3,248,592)
	=============	=============

Net loss per basic and diluted shares	$ (0.01)	$ (0.06)
	=============	=============

Weighted average number of common shares
outstanding	317,029,186	56,568,967
	=============	=============

The unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2004.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At December 31, 2005, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of December 31, 2005 and 2004 certificates representing 117,885 have been surrendered to the Company.

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

The Company had issued 2,000,000 shares of the Class B Preferred Stock in accordance with a March 24, 2004 Investment Exchange Agreement (the “Agreement”) with Cross Capital Fund, LLC. (“Cross Capital”). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company had originally recorded the $2,000,000 as a subscription receivable on the consolidated balance sheet at December 31, 2004. The Preferred shares convert to the Company’s Class A Common Shares as set forth in the agreement. Cross Capital never funded the Company in accordance with the terms of the agreement, The Company’s legal counsel and Cross Capital had several discussions regarding this agreement and the Company made several attempts to receive the 2,000,000 shares of Class B Preferred Stock back from Cross Capital and terminate their agreement. Since the agreement was terminated, the Company cancelled those certificates and reversed the transaction.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of December 31, 2005, there were 500,000,000 shares authorized, and 338,619,692 shares issued and outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of December 31, 2005, there were 5,000,000 shares authorized, and 4,000,000 shares issued and outstanding of the Company’s common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005 and 800,000 were converted in December 2005.

The following shares of common stock Class A were issued for the years ended December 31, 2005 and 2004:

The Company in the quarter ended December 31, 2005 converted 800,000 Class B Common shares into 40,000,000 Class A shares for services valued at $39,200.

The Company cancelled the 100,000,000 shares it had issued earlier in June 2005 as security under a loan agreement.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The Company in the quarter ended June 30, 2005 issued 10,000,000 shares of common stock in conversion of Class B common shares. This transaction resulted in $9,800 of consulting expenses.

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

The Company issued 5,000,000 shares of common stock in its acquisition of WholesaleByUs. There were 15,000,000 shares to be issued based on certain sales criteria being met. Those criteria were not met, and therefore not issued. The shares are valued at $800,000 and were originally reflected as goodwill on the consolidated balance sheet at December 31, 2004. The Company in its restated financial statements impaired this goodwill. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 8).

The Company in the quarter ended September 30, 2004 issued 17,433,333 shares of common stock for cash in the amount of $205,500.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

The Company applies APB Opinion 25 and related interpretation in accounting for stock options.  The Company did not record any compensation expense for the granting of options in the years ended December 31, 2005 and 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stock Options (Continued)

	Options	Weighted Average Exercise Price

Options outstanding at December 31, 2003 Granted during the year Surrendered, forfeited or expired Exercised	9,400,000 0 0 0	$.0025 .0025 - .0025

Options outstanding at December 31, 2004	9,400,000.0025
Options outstanding at December 31, 2004 Granted during the year Surrendered, forfeited or expired Exercised	9,400,000 0 0 0	.0025 .0025 - .0025

Options outstanding at December 31, 2005	9,400,000	$.0025
	==============	=============

Exercisable options outstanding, and the related weighted average exercise price at December 31, 2005 and 2004 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2005 and 2004.

	2005	2004

Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 5.50	$9,400,000 0025 6.50
Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 10-   NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed consolidated balance sheet. The Company has received $100,000 of this balance in the quarter ended September 30, 2005 and the remaining $200,000 in the quarter ended December 31, 2005.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability companion March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of December 31, 2005, all interest has been paid to date.

NOTE 11-   GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has incurred significant recurring losses of $3,799,584 and $3,258,587 for the years ended December 31, 2005 and 2004, and has a working capital deficiency of $1,306,862 as of December 31, 2005.  The Company as of December 31, 2005 made acquisitions that has had little impact on its operations, and in one case has terminated an agreement. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s January 2006 acquisition of Inspara, Inc. The Company’s ability to continue as a going concern for a reasonable period following its pending acquisition of Inspara is also dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

NOTE 13-   LITIGATION

In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so. The Plaintiff as of March 25, 2004, has failed to respond to the Company’s discovery demands. The Company will seek an Order of the Court dismissing this action due to the plaintiff’s failure to comply. Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of December 31, 2005.

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

At December 31, 2005, deferred tax assets approximated the following:

Net operating loss carryforwards          $8,229,115
Less:  valuation allowance                     (8,229,115)
                                                            $          -0-
                                                            ========

At December 31, 2005, the Company had accumulated deficits  approximating $24,203,280 available to offset future taxable income through 2025.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 14-   PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2005 and 2004 is summarized as follows:

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 15–  DISPOSAL OF BUSINESS (CONTINUED)

In October 2005, the Company sold WholesaleByUs. The Company’s consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Revenues	$ 629,609	$ 291,282
Loss before income taxes	($ 365,055)	($ 80,097)
Provision for taxes	-	-
Net income	($ 365,055) =========	($ 80,097) =========
Net income per share	$ (.00) =========	$ (.00) =========
Diluted income per share	$ (.00)	$ (.00)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 16-   SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended December 31, 2005 and 2004 are as follows:

For the year ended December 31, 2005:

		Consulting and
	Corporate	Services	Total

Revenues	$ -	$ 513,527	$ 513,527
Direct costs of revenues	-	145,522	145,522
Gross profit (loss)	-	368,005	368,005
Operating expenses	1,638,498	554,339	2,192,837
Depreciation, amortization and impairment	2,893	1,483,335	1,486,228
Other income	(200,000)	-	(200,000)
Interest (net)	(72,256)	(23,739)	(95,995)
Net income (loss)	(1,913,647)	(1,693,408)	(3,607,055)
Segment assets	23,573	359,849	383,422
Fixed Assets, net of depreciation	13,359	-	13,359

For the year ended December 31, 2004:

		Consulting and
	Corporate	Services	Total

Revenues	$ -	$ 52,478	$ 52,478
Direct costs of revenues	-	4,084	4,084
Gross profit (loss)	-	48,394	48,394
Operating expenses	891,695	245,199	1,136,894
Depreciation, amortization and impairment	401,827	1,669,199	2,071,026
Other income	-	-	-
Interest (net)	6,680	36,848	43,528
Net income (loss)	(900,202)	(1,902,852)	(3,203,054)
Segment assets	328,341	236,138	564,479
Fixed Assets, net of depreciation	7,341	5,740	13,081

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 17-   SUBSEQUENT EVENTS

The Company in January 2006 closed on the transaction to acquire Inspara. As a result, the Company issued 49,999,998 shares of common stock of the Company and 291,000 shares of the Company’s Class B common stock.

On or about December 31, 2005, the Company and Integrity Time, Inc. entered into a certain Stock Purchase Agreement (the “Agreement”), whereby the Company sold its subsidiary Solutions Technology, Inc. for a price of $100,000 in cash. $50,000 was paid in connection with the execution of the Agreement (January 2006) and the other $50,000 is to be due on or before March 1, 2006 at which point the Agreement will be fully consummated. At that point, the Company will reflect the disposal of the subsidiary.

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial
                 Disclosure.

There are no disagreements with the current auditors and there has not been a change and no anticipation of a change with the auditor. Currently engaged by the Company is Bagell, Josephs & Company, LLC.. The auditors are located at High Ridge Commons, 200 Haddonfield Berlin Road Suites 400-403, Gibbsboro, NJ 08026

Item 8A.     Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Item 8B.     Other Information

None.

PART III

Item 9.     Directors and Executive Officers of the Company

James M. Farinella:	Chairman of the Board/President/CEO
Age: 38 years old
Number of shares owned:	27,589,193 Class A shares
2,000,000 Class B shares

David A. Facciani:	Executive Vice President/Board of Directors
Age: 61 years old
Number of shares owned:	27,048,250 Class A shares
2,000,000 Class B shares

Doug Wetzel:	Board of Directors
Age: 50 years old
Number of shares owned:	64,000 Class A shares

Item 10.     Executive Compensation

On or about July 2004 the CEO of the Company started to receive a gross salary of $7,500 per month. This salary ceased as of December 2005. Additionally, all members of the board of directors receive an annual fee of $10,000. This fee also ceased in 2005.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2003 the only persons known to the Company to be beneficial owners of more than five percent (5%) of the outstanding number of shares of the Company.

James M. Farinella:	Chairman of the Board/President/CEO
Age: 38 years old
Number of shares owned:	27,589,193Class A shares
2,500,000 Class B shares

David A. Facciani:	Executive Vice President/Board of Directors
Age: 61 years old
Number of shares owned:	27,048,250 Class A shares
2,500,000 Class B shares

Doug Wetzel:	Board of Directors
Age: 50 years old
Number of shares owned:	64,000 Class A shares

Item 12.     Certain Relationship and Related Transactions

Item 13.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this Report.

  Financial Statements.

  Reports on Form 8-K

  InSpara Acquisition Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoftNet Technology Corp
(Registrant)

/s/ JAMES FARINELLA
James Farinella
President
Dated: April 13, 2006