Form 10QSB
period 2006-03-31
SoftNet Technology Corp.
filed 2006-05-22
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                            to

000-07693
(Commission file number)

SoftNet Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada                                                                                74-3035831
              (State or other jurisdiction                                                            (IRS Employer
       of incorporation or organization)                                                  Identification No.)

11 Commerce Drive, 2nd Floor
Cranford, New Jersey  07016
 (Address of principal executive offices) (Zip Code)

(908) 204-9911
(Issuer's telephone number)

T & G2, Inc.
 One Anderson Road, Suite 105
Bernardsville, New Jersey 07924
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 392,208,578 shares of Common Stock, $0.001 par value, as of May 19, 2006; 5,000,000 Class B $0.001 par value as of May 19, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 2006

Condensed Consolidated Statements of Operations for the Three Months
   Ended March 31, 2006 and 2005

Condensed Consolidated Statement of Comprehensive Income (Loss) for the
    Three Months Ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$ 56,576
Accounts receivable	403,154
Current portion of notes receivable	25,000

Total Current Assets	484,730

Notes receivable, net of current portion	140,000
Fixed assets, net of depreciation	127,355
Deposits	6,171
Goodwill, net of impairment	3,171,250

TOTAL ASSETS	$ 3,929,506
===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 566,737
Due to related parties	545,375
Liability for stock to be issued	207,111
Current portion of notes payable	500,000

Total Current Liabilities	1,819,223

LONG-TERM LIABILITIES
Notes payable, net of current portion	530,000

Total Liabilities	2,349,223

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 388,619,690 shares issued ,
150,000,000 and 0 shares held in escrow and
and 238,619,690 shares outstanding	388,619
Common Stock, Class B, $.001 5,000,000 shares authorized
and 4,000,000 shares issued and outstanding	4,000
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	27,397,662
Accumulated other comprehensive income (loss)	65,498
Deficit	(25,375,496)

Total Stockholders' Equity (Deficit)	1,580,283

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,929,506
===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

		(Reclassified)
	2006	2005

OPERATING REVENUES
Revenue	$ 1,093,523	$ 231,683

COST OF SALES	733,973	134,509

GROSS PROFIT	359,550	97,174

OPERATING EXPENSES
Professional fees and compensation expenses	487,085	297,935
Advertising and marketing expenses	19,013	105,224
General and administrative expenses	369,881	195,537
Depreciation, amortization and impairment	1,157,623	1,278,435

Total Operating Expenses	2,033,602	1,877,131

LOSS BEFORE OTHER (EXPENSE)	(1,674,052)	(1,779,957)

OTHER (EXPENSE)
Interest expense, net	(5,552)	(5,308)

Total Other (Expense)	(5,552)	(5,308)

NET LOSS FROM CONTINUING OPERATIONS	(1,679,604)	(1,785,265)

DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	513,903	(62,159)

Total Discontinued Operations	513,903	(62,159)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,165,701)	(1,847,424)

Provision for Income Taxes	(6,515)	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,172,216)	$ (1,847,424)
	=============	=============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00319)	$ (0.00697)
	=============	=============
From continuing operations	$ (0.00)	$ (0.01)

From discontinued operations	$ 0.00	$ (0.00)

From sale of subsidiary	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	367,397,469	265,174,636
	=============	=============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Deficit, December 31, 2005	$ (24,203,280)

Net loss for the three months ended March 31, 2006	(1,172,216)

TOTAL DEFICIT MARCH 31, 2006	$ (25,375,496)
=============

Comprehensive income, December 31, 2005, net of tax	$ 65,498

Other comprehensive income, net of tax:

Foreign currency gain for three months ended March 31, 2006	-

Accumulated other comprehensive income	$ 65,498
=============

Deficit, December 31, 2004	$ (20,403,696)

Net loss for the three months ended March 31, 2005	(1,847,424)

TOTAL DEFICIT MARCH 31, 2005	$ (22,251,120)
=============

Comprehensive (loss), December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for the three months ended March 31, 2005	47,443

Accumulated other comprehensive (loss)	$ 40,752
=============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

		(Reclassified)
	2006	2005

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (1,172,216)	$ (1,785,265)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	8,113	840
Impairment of goodwill	1,149,510	1,277,595
Common stock issued for consulting services	207,111	90,750
Foreign currency change	-	47,443
Net cash provided received in acquisition of subsidiary	37,568	58,235

Changes in assets and liabilities
Decrease in accounts receivable	44,828	279,521
Decrease in prepaid expenses	-	38,545
(Increase) in deposits	(1,245)	-
(Increase) in inventory	-	(43,285)
(Decrease) in accounts payable and
and accrued expenses	(387,973)	(85,413)

Total adjustments	1,057,912	1,664,231

Net cash (used in) operating activities -
continuing operations	(114,304)	(121,034)

Discontinued Operations:
Gain (loss) from discontinued operations	-	(62,159)
Adjustments to Reconcile Net Cash (used in)
discontinuing operations	(65,499)	(193,509)

Net cash (used in) operating activities -
discontinued operations	(65,499)	(255,668)

Net cash (used in) Operating Activities	(179,803)	(376,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	217,947	(62,214)
(Increase) in notes receivable	-	(75,000)
Acquisition of fixed assets	(2,109)	(1,753)

Net cash provided by (used in) investing activities	215,838	(138,967)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

		(Reclassified)
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ -	$ 122,769
Net payments from issuance of notes payable - other	-	506,155

Net cash provided by financing activities	-	628,924

NET INCREASE IN CASH
AND CASH EQUIVALENTS	36,035	113,255

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	20,541	50,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 56,576	$ 163,527
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ -	$ 6,343
	============	============

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$ 207,111	$ 90,750

Acquisition of InsPara:
Accounts receivable	$ (264,960)	$ -
Fixed assets	(120,000)	-
Deposit	(3,426)	-
Accounts payable and accrued expenses	246,714	-
Goodwill	(4,320,760)	-
Common stock issued	4,500,000	-

Cash acquired in acquisiiton	$ 37,568	$ -
	============	============

Impairment of goodwill	$ -	$ 1,277,595
	============	============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

On April 25, 2001, Secure Time, Inc. merged into Clickese.com at which time the resulting company changed its name to STI. The transaction was valued at $1 per share for 10,500,000 shares. This subsidiary was sold in January 2006.

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

The Company in January 2005 changed the name of its German subsidiary to SoftNet International GmbH. The Company disposed of this subsidiary as of March 31, 2006. This subsidiary conducted no business during the quarter ended March 31, 2006.

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

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On January 18, 2006 and effective January 1, 2006, the Company and InsPara Networking Technologies, Inc. (“InsPara”) entered into an Agreement and Plan of Reorganization, pursuant to which InsPara would merge with and into the Company. Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. The Company recognized $4,320,760 of goodwill in this transaction and has impaired $1,149,510 of this goodwill as of March 31, 2006.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

A)      SoftNet Technology Corporation

No revenue generated.

B)       Solutions Technology, Inc.

Prior to its sale in January 2006, the only revenue generated in this company was service revenue relating to consulting and maintenance services on the company’s time clocks.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

C)      SoftNet International GmbH

The only revenue generated in this company was service revenue relating to consulting services.

1)   The company would have an arrangement in the form of a service agreement.
2)   Delivery of the services occurred when the services were rendered, hence revenue recorded at that time.
3)   Buyer knew the terms of the agreement which were a fixed price.
4)   Collectibility was reasonably assured at the time the revenue recorded and services performed.

D)      WholesaleByUS, LLC

This company prior to its sale in 2005 recognized revenue upon the sales orders being placed. This company sold all of its goods over the internet, and payment occurs at the time the product is ordered (prior to shipment, which usually occurs within two to three days depending on inventory levels).

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

F)     InsPara Networking Technologies, Inc.

This company recognizes revenue when computer networking professional services are provided. Staffing revenue is recognized when the personnel provide the service.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures                                        5 to7 Years
Computer equipment                                       3 to 5 Years
Software                                                             5    Years

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $19,103 and $105,224 for the three months ended March 31, 2006 and 2005, respectively.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

The following represents the changes in the carrying amount of goodwill for the three months ended March 31, 2006 and 2005:

	InsPara	Total

Balance, January 1, 2005	$ -	$ -

Goodwill acquired during the period	-	-

Impairment losses	-	-

Balance, March 31, 2005	$ -	$ -
	==========	==========

Balance, January 1, 2006	$ -	$ -

Goodwill acquired during the period	4,320,760	4,320,760

Impairment losses	(1,149,510)	(1,149,510)

Balance, March 31, 2006	$ 3,171,250	$3,171,250
	==========	==========

The impairment of goodwill was determined based on managements assessments of the budgets of the acquired entities.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the three months ended March 31, 2006 and 2005 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the three months ended March 31, 2005 have been reclassified to conform to the presentation of the March 31, 2006 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2005.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                      March 31,               March 31,
                                                                          2006                         2005

Net Loss                                                      ($1,172,216)           ($1,847,424)

Weighted-average common shares
  outstanding (Basic)                                     367,397,469           265,174,636

Weighted-average common stock
   equivalents:
      Stock options                                                        -                                -
      Warrants                                                               -                                -

Weighted-average common shares
    outstanding (Diluted)                                367,397,469           265,174,636
                                                                   =========           =========

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

Stock-Based Compensation

The Company as of January 1, 2006, has elected to follow the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The change in accounting principle had no effect on the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Concentrations

As of March 31, 2006, the Company’s subsidiary, InsPara, had three customers that accounted for approximately 90% of its accounts receivable. For the three months ended March 31, 2006, these three customers accounted for approximately 79% of its revenues. InsPara does not require collateral on accounts receivable or other financial instruments.

NOTE 3-     ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of has not been established at March 31, 2006.

NOTE 4-     FIXED ASSETS

Fixed assets consist of the following at March 31, 2006:

Computer equipment                             $         81,031
Furniture and fixtures                                        30,000
Software                                                          30,000
                                                                      141,031

                                                                      (13,676)
                                    Total                 $        127,355
                                                             ==========

Depreciation expense was $8,113 and $3,269 for the three months ended March 31, 2006 and 2005. Upon the sale of Solution Technology, the Company sold $98,983 of fully depreciated fixed assets. The Company acquired $120,000 of fixed assets in the acquisition of InsPara.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 5-     NOTES PAYABLE - BANK

On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by an office of the Company. The outstanding balance at March 31, 2006 was $0. The line of credit was STI’s, and was assigned over to the Company upon the acquisition. There was no interest expense charged to operations for the three months ended March 31, 2006 and 2005, respectively.

NOTE 6-     NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company at March 31, 2006 was $530,000. There is no interest being charged on this note, the note is due on demand, and has been classified by the Company as a current liability.

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. As of March 31, 2006, the outstanding liability is $500,000, which is reflected as a long-term liability in the condensed consolidated balance sheet. Interest for the three months ended March 31, 2006 and 2005 was $12,329 and $6,219, and accrued interest at March 31, 2006 is $56,219.

The Company in June 2005 entered into a loan agreement whereby 100,000,000 Class A common shares were issued as security. During 2005, no amounts had been loaned to the Company and a precautionary stop was put on the shares issued as security.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 7-     RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2006 were $547,325 and consists of the following:

Note payable to a company through common ownership in the amount of $536,175 at March 31, 2006, at 5.5% interest, payable monthly, due on demand. At March 31, 2006, the Company has approximately $35,565 in accrued interest to this company. Interest expense for this note for the three months ended March 31, 2006 and 2005 was $5,434 and $0, respectively.

The Company has a note payable to a related company that bears interest at 5.25% at March 31, 2006 in the amount of $9,200. Accrued interest at March 31, 2006 is $1,408. Interest expense for the three months ended March 31, 2006 and 2005 was $119 and $122, respectively.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 8-     ACQUISITIONS (CONTINUED)

Under the terms of the Acquisition Agreement, the Company is the successor in interest to a certain Loan Agreement under which Holtermann was to receive $950,000 by the end of 2004. The shares of common stock were issued in April 2004. The Company disposed of this subsidiary as of March 31, 2006. This subsidiary conducted no business during the quarter ended March 31, 2006.

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock. On November 4, 2005, the Company and WBU entered into a Termination Agreement. On November 4, 2005, the Company entered into an Agreement to Terminate Business Relationship (the “Termination Agreement”) with its wholly-owned subsidiary, WholesaleByUs and five individuals. The individuals were the former members of the limited liability company that the Company acquired on July 1, 2004. The Company acquired WholesaleByUs for $112,000, plus 20,000,000 shares of the Company’s common stock of which 5,000,000 shares of common stock were issued and the remaining 15,000,000 were to be issued upon achievement of certain incentives in the contract which never occurred. Pursuant to the terms of the Termination Agreement, the former members of the limited liability company who received these shares, returned 17,416,666 of these previously issued shares. In exchange, the Company has returned all ownership interests in WholesaleByUs back to the five individuals and has agreed to remit $10,000 to the five individuals. Each party to the transaction have provided mutual releases for any claims, except for intentional fraud and misrepresentation arising under the Acquisition Agreement of July 1, 2004. This divestiture was effective as of October 1, 2005. With the sale of WholesaleByUs, the Company has no significant online retail sales operations at this time.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of March 31, 2006.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 8-     ACQUISITIONS (CONTINUED)

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

On January 18, 2006 and effective January 1, 2006, the Company and InsPara Networking Technologies, Inc. (“InsPara”) entered into an Agreement and Plan of Reorganization, pursuant to which InsPara would merge with and into the Company. Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. In the acquisition, the Company incurred $4,320,760 of goodwill. The Company has impaired $1,149,510 of this goodwill as of March 31, 2006.

The summarized unaudited pro forma financial information for the three months ended March 31, 2006 and 2005 that follows assumes the acquisition of Indigo Technology, Net Centric Solutions, Inc., Cord Consulting and InsPara was consummated on January 1, 2005:

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 8-     ACQUISITIONS (CONTINUED)

Three Months Ended
March 31,
2005

Sales	$ 1,513,752
Cost of sales	1,086,833

Gross profit (loss)	426,919

Operating expenses	4,280,143

Loss before other (expense)	(3,853,224)

Other (income) expense	274,114

Net loss before provision for income taxes	(4,127,338)

Provision for income taxes	1,619

Net loss	$ (4,128,957) ================

Net loss per basic and diluted shares	$ (0.02) ================

Weighted average number of common shares
outstanding	265,174,636
================

The unaudited pro forma results of operations for the three months ended March 31, 2006, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At March 31, 2006, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock (Continued)

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of March 31, 2006 certificates representing 117,885 have been surrendered to the Company.

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

Common Stock

As of March 31, 2006, there were 500,000,000 shares authorized, and 388,619,692 shares issued and outstanding respectively, of the Company’s common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

As of March 31, 2006, there were 5,000,000 shares authorized, and 4,000,000 shares issued and outstanding of the Company’s common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005 and 800,000 were converted in December 2005.

The following shares of common stock Class A were issued during the three months ended March 31, 2006:

The Company issued 49,999,998 shares of common stock in the acquisition of InsPara. The value of this transaction was $4,500,000.

The Company has accrued as a liability for stock to be issued the 2,588,888 shares of common stock issued to the broker for the InsPara transaction as consulting expenses. These shares were issued on April 3, 2006.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The Company did not record any compensation expense for the granting of options in the three months ended March 31, 2006 and 2005.

NOTE 10-   NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed consolidated balance sheet. The Company has received $100,000 of this balance in the quarter ended September 30, 2005 and the remaining $200,000 in the quarter ended December 31, 2005.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of March 31, 2006, all interest has been paid to date. The amount outstanding as of March 31, 2006 is $165,000.

NOTE 11-   GOING CONCERN

As shown in the accompanying condensed consolidated financial statements the Company has incurred significant recurring losses of $1,172,216 and $1,847,424 for the three months ended March 31, 2006 and 2005, and has a working capital deficiency of $1,334,493 as of March 31, 2006.  The Company in January 2006 acquired InsPara, and the full impact of this acquisition will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 11-   GOING CONCERN (CONTINUED)

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s January 2006 acquisition of InsPara. The Company’s ability to continue as a going concern for a reasonable period following its pending acquisition of InsPara is also dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 12-   PROVISION FOR INCOME TAXES

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

At March 31, 2006, deferred tax assets approximated the following:

Net operating loss carryforwards          $  8,627,669
Less:  valuation allowance                       (8,627,669)
                                                            $            -0-
                                                            =========

At March 31, 2006, the Company had accumulated deficits  approximating $25,375,496 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 12-   PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	==========	==========

NOTE 13–   DISPOSAL OF BUSINESS

In January 2006, the Company sold Solution Technology. The Company’s condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the three months ended March 31, 2005 are as follows:

Revenues	$ 158,977
Income before income taxes	$ 8,482
Provision for taxes	-
Net income	$ 8,482 ==========
Net income per share	$ (.00) ==========
Diluted income per share	$ (.00)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 13–  DISPOSAL OF BUSINESS (CONTINUED)

In October 2005, the Company sold WholesaleByUs. The Company’s consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the three months ended March 31, 2005 are as follows:

2005

Revenues	$ 629,609
Loss before income taxes	($ 365,055)
Provision for taxes	-
Net income	($ 365,055) ========
Net income per share	$ (.00) ========
Diluted income per share	$ (.00)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 14-   SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended December 31, 2005 and 2004 are as follows:

For the three months ended March 31, 2006:

		Consulting and
	Corporate	Services	Total

Revenues	$ -	$ 1,093,523	$ 1,093,523
Direct costs of revenues	-	733,973	733,973
Gross profit (loss)	-	359,550	359,550
Operating expenses	404,907	477,587	882,494
Depreciation, amortization and impairment	1,113	1,156,510	1,157,623
Other income	513,903	-	513,903
Interest (net)	(5,417)	(135)	(5,552)
Net income (loss)	102,466	(1,274,682)	(1,172,216)
Segment assets	19,237	3,910,269	3,929,506
Fixed Assets, net of depreciation	12,246	115,109	127,355

For the three months ended March 31, 2005:

		Internet	Consulting and
	Corporate	Sales	Services	Total

Revenues	$ -	$ 155,308	$ 78,619	$ 233,927
Direct costs of revenues	-	114,745	19,764	134,509
Gross profit (loss)	-	40,563	58,855	99,418
Operating expenses	447,074	77,123	134,092	658,289
Depreciation, amortization and impairment	501	339	1,280,024	1,280,864
Other income	-	-	-	-
Interest (net)	6,218	-	1,471	7,689
Net income (loss)	(453,793)	(36,899)	(1,356,732)	(1,847,424)
Segment assets	122,285	61,373	674,556	858,214
Fixed Assets, net of depreciation	6,841	6,719	3,310	16,870

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The business activities of the Company are now that of the two wholly owned subsidiaries: Indigo Technical Services, Inc. and InsPara Networking Technologies, Inc.

The Company anticipates that their sources of liquidity will come from the private sale of the Company’s securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

As disclosed in the Company’s 8-K dated January 17, 2006, the Company entered into a certain Plan and Agreement of Reorganization (the Agreement) with Inspara, Inc. (InsPara) pursuant to which InsPara would merge with and into the Company (the Merger). The closing of the Agreement took place on January 18, 2006 and the Merger became effective retroactively to January 1, 2006.

The Merger was accomplished pursuant to the Agreement which was attached to the Company’s 8-K dated January 17, 2006 and is incorporated herein by reference. Under the Agreement, the stockholders of InsPara will receive, pro rata, a total of 49,999,998 shares of this Company’s Common Stock (the Acquisition Shares). The Acquisition Shares are unregistered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Immediately following the closing of the Merger, Doug Wetzel resigned from the Board of Directors of the Company and Kevin Holt, the Chairman and C.E.O. of InsPara,

was appointed to fill the vacancy created by Mr. Wetzels resignation. Prior to the execution of the Agreement, there were no material relationships between (i) InsPara or any of its affiliates, or any officer or director of InsPara, and  (ii) the Company or any of its affiliates, or any officer or director of the Company.

During the three months ended March 31, 2006, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary SoftNet International, Inc. The resulting gains from disposal are included in the Company’s financials for the three months ended March 31, 2006.

Results of Operations

Three Months Ended March 31, 2006 and March 31, 2005

Revenues for the three months ended March 31, 2006 were $1,093,523 as compared to $231,683 for the three months ended March 31, 2005. As mentioned, the Company’s acquisition of Inspara and combination of business operations with Indigo Technology Services consulting were the reasons that the Company experienced very fast revenue growth.

Cost of sales for the three months end March 31, 2006 was $733,973 compared to $97,174 for the three months ended March 31, 2005. The increase in cost of sales was manly due to the increased operations of the Company from the acquistion of Inspara.

Operating expenses for the three months ended 2006 were $2,033,602 as compared to $1,877,131 in the first quarter of 2005, an increase of approximately $156,000 due in large part to the decrease in marketing and promotional activity and in corporate expenses for legal and accounting and operating expenditures.  However, the operating expense did include a large one time impairment of goodwill of $1,149,510 from the acquisition of Inspara.  This will not be recorded going forward and should lead to better profitability of the overall company being reporting in the coming quarters.

Other income (expense) was $(5,552) for the first quarter of 2006 compared to $(5,308) for the first quarter of 2005.

The gross margin of (33%) in the first quarter of 2006 was attributable to the acquisition and operations of Inspara being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

Liquidity and Capital Resources

For the three-months ended March 31, 2006, the Company used (2,033,602) in operating activities compared to ($1,877,131) for the three-months ended March 31, 2005. The decrease in cash used in operating activities of approximately $156,000 is most attributable to the decrease in shares of stock being issued for services.   The Company has continued to borrow certain amounts from related parties to finance the quickened growth of the new enterprise solutions operations brought in to the company through the acquisition of Inspara. However, the Company would not require any additional capital to simply sustain operations and grow at a slower pace. The Company has made significant progress with respect to future funding.  Funding is expected shortly, which will enable the Company to market, and continue to expand operations at a quickened pace. The current funding that is being contemplated would be through a loan from the Current CEO.  Terms of this transaction are still being discussed. We anticipate that going forward; we will continue to streamline administrative, and professional fees to conserve cash flow. Once the recognition of increased revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2006 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  However, with the acquisition of Inspara and the combining of all corporate operations, the Company is now in a position to sustain operations without further capital infusion.  Additional capital would only be required to increase the pace of growth for the overall company.  It is expected in the coming 12 to 18 months that through organic growth and strategically targeted acquisitions that the Company will be able to sustain a very high rate of growth and not require additional capital.  However, the Company has chosen a path of a high rate of growth and there for will require additional capital in order to meet these goals at the present time.

Item 3. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Securities Holders

          No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2006.

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

                                                                                           SoftNet Technology Corporation

Date: May 22, 2006                                                         By: /s/ James Farinella
                                                                                                  James Farinella
                                                                                                  Chairman, Chief Executive Officer
                                                                                                   and President