Form 10QSB
period 2006-06-30
SoftNet Technology Corp.
filed 2006-08-14
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2006

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

(908) 204-9911
(Issuer's telephone number)

________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 426,893,447 shares of Common Stock, $0.001 par value, as of August 14, 2006; 3,500,000 Class B $0.001 par value as of August 14, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTNET TECHNOLOGY CORP.
CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

SOFTNET TECHNOLOGY CORP.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of June 30, 2006 (Unaudited)                                             4

Condensed Statements of Operations for the Six and Three Months
   Ended June 30, 2006 and 2005 (Unaudited)                                                                5

Condensed Statement of Comprehensive Income (Loss) for the
    Six Months Ended June 30, 2006 and 2005 (Unaudited)                                             6

Condensed Statements of Cash Flows for the Six Months
    Ended June 30, 2006 and 2005 (Unaudited)                                                            7-8

Notes to Consolidated Financial Statements                                                               9-34

SOFTNET TECHNOLOGY CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2006 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$ 33,192
Accounts receivable	333,037
Current portion of notes receivable	148,000
Prepaid expenses and other current assets	49,895

Total Current Assets	564,124

Fixed assets, net of depreciation	119,534
Deposits	6,171
Goodwill, net of impairment	3,171,250

TOTAL ASSETS	$ 3,861,079
===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 372,460
Due to related parties	545,375
Notes payable	530,000

Total Current Liabilities	1,447,835

Total Liabilities	1,447,835

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 400,893,447 shares issued ,
150,000,000 and 0 shares held in escrow and
and 250,893,447 shares outstanding	400,893
Common Stock, Class B, $.001 5,000,000 shares authorized
and 4,000,000 shares issued and outstanding	4,000
Warrants	618,059
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	28,075,734
Accumulated other comprehensive income (loss)	65,498
Deficit	(25,850,940)

Total Stockholders' Equity (Deficit)	2,413,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,861,079
===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005

OPERATING REVENUES
Revenue	$ 2,612,427	$ 229,170	$ 1,518,904	$ 150,551

COST OF SALES	1,879,516	51,093	1,145,543	31,329

GROSS PROFIT	732,911	178,077	373,361	119,222

OPERATING EXPENSES
Professional fees and compensation expenses	1,188,705	700,274	505,906	358,975
Advertising and marketing expenses	21,474	61,910	2,461	138,409
General and administrative expenses	430,264	200,155	60,383	82,038
Depreciation, amortization and impairment	1,165,841	1,279,275	203,932	501

Total Operating Expenses	2,806,284	2,241,614	772,682	579,923

LOSS BEFORE OTHER (EXPENSE)	(2,073,373)	(2,063,537)	(399,321)	(460,701)

OTHER INCOME (EXPENSE)
Legal settlement	-	(200,000)	-	-
Loss on conversion of debt to warrants	(49,374)	-	(49,374)	-
Interest expense, net	(31,819)	(3,144)	(26,267)	4,545

Total Other Income (Expense)	(81,193)	(203,144)	(75,641)	4,545

NET LOSS FROM CONTINUING OPERATIONS	(2,154,566)	(2,266,681)	(474,962)	(456,156)

DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	513,903	(299,717)	-	(237,558)

Total Discontinued Operations	513,903	(299,717)	-	(237,558)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,640,663)	(2,566,398)	(474,962)	(693,714)

Provision for Income Taxes	(6,997)	-	(482)	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,647,660)	$ (2,566,398)	$ (475,444)	$ (693,714)
	==========	==========	==========	==========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)
	==========	==========	==========	==========
From continuing operations	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)

From discontinued operations	$ 0.00	$ (0.00)	$ -	$ (0.00)

From sale of subsidiary	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	381,079,111	276,769,172	394,610,405	288,236,295
	==========	==========	==========	==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

Deficit, December 31, 2005	$ (24,203,280)

Net loss for the six months ended June 30, 2006	(1,647,660)

TOTAL DEFICIT JUNE 30, 2006	$ (25,850,940)
==============

Comprehensive income, December 31, 2005, net of tax	$ 65,498

Other comprehensive income, net of tax:

Foreign currency gain for six months ended June 30, 2006	-

Accumulated other comprehensive income	$ 65,498
==============

Deficit, December 31, 2004	$ (20,403,696)

Net loss for the six months ended June 30, 2005	(2,566,398)

TOTAL DEFICIT JUNE 30, 2005	$ (22,970,094)
==============

Comprehensive (loss), December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for the six months ended June 30, 2005	56,115

Accumulated other comprehensive income	$ 49,424
==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$ (1,647,660)	$ (2,566,398)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	16,331	1,680
Impairment of goodwill	1,149,510	1,277,595
Common stock issued for consulting services and compensation	579,803	189,211
Loss on conversion from debt to warrants	49,374	-
Foreign currency change	-	56,115
Net cash provided received in acquisition of subsidiary	37,568	58,235

Changes in assets and liabilities
Decrease in accounts receivable	114,945	52,528
Decrease in prepaid expenses	-	12,287
(Increase) in deposits	(1,245)	-
(Increase) in inventory	-	(28,517)
(Decrease) in accounts payable and
and accrued expenses	(452,917)	(38,637)

Total adjustments	1,493,369	1,580,497

Net cash (used in) operating activities -
continuing operations	(154,291)	(985,901)

Discontinued Operations:
Gain (loss) from discontinued operations	-	167,432
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	(65,499)	36,858

Net cash (used in) operating activities -
discontinued operations	(65,499)	204,290

Net cash (used in) Operating Activities	(219,790)	(781,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	217,947	182,261
(Increase) decrease in notes receivable	17,000	(165,000)
Acquisition of fixed assets	(2,506)	(10,664)

Net cash provided by (used in) investing activities	232,441	6,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDTIED)

	2006	2005

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ -	$ 122,769
Net payments from issuance of notes payable - other	-	735,000

Net cash provided by financing activities	-	857,769

NET INCREASE IN CASH
AND CASH EQUIVALENTS	12,651	82,755

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	20,541	50,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 33,192	$ 133,027
	===========	===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ -	$ 30,331
	===========	===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$ 384,089	$ 189,211
Accounts payable	$ 60,648	$ -
Prepaid expenses	$ 49,895	$ -
Legal settlement	$ -	$ 200,000

Acquisition of InsPara:
Accounts receivable	$ (264,960)	$ -
Fixed assets	(120,000)	-
Deposit	(3,426)	-
Accounts payable and accrued expenses	246,714	-
Goodwill	(4,320,760)	-
Common stock issued	4,500,000	-

Cash acquired in acquisiiton	$ 37,568	$ -
	===========	===========

Impairment of goodwill	$ 1,345,224	$ 1,277,595
	===========	===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. ARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company has reflected the results of this subsidiary in the discontinued operations section of the statements of operations, and has restated the 2005 numbers to show retroactive treatment for this disposal in accordance with SFAS 144.

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

The Company acquired WholesaleByUs (“WBU”) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 5,000,000 of these shares to WBU and the remaining 15,000,000 shares were to be issued based on sales criteria. This criterion was not reached, therefore these shares were returned to the Company. On November 4, 2005, the Company and WBU entered into a Termination Agreement.

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

On January 18, 2006 and effective January 1, 2006, the Company and InsPara Networking Technologies, Inc. (“InsPara”) entered into an Agreement and Plan of Reorganization, pursuant to which InsPara would merge with and into the Company. Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. The Company recognized $4,320,760 of goodwill in this transaction and has impaired $1,149,510 of this goodwill as of June 30, 2006.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed financial statements include the accounts of the Company and all of its wholly owned subsidiaries for 2005. In 2006, the Company no longer has any subsidiaries. All acquired companies have been merged into the parent to form one company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Commencing in 2002, the Company started generating revenues. The Company recorded all its revenue as follows for each of its operating entities prior to 2006. As of 2006, all entities are merged together to form one entity.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $21,474 and $61,910 for the six months ended June 30, 2006 and 2005, respectively.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

The following represents the changes in the carrying amount of goodwill for the six months ended June 30, 2006 and 2005:

	Indigo
	Technology	InsPara	Total

Balance, January 1, 2005	$ -	$ -	$ -

Goodwill acquired during the period	1,277,595	-	1,277,595

Impairment losses	(1,277,595)	-	(1,277,595)

Balance, June 30, 2005	$ -	$ -	$ -
	===========	===========	==========

Balance, January 1, 2006	$ -	$ -	$ -

Goodwill acquired during the period	-	4,320,760	4,320,760

Impairment losses	-	(1,149,510)	(1,149,510)

Balance, June 30, 2006	$ -	$ 3,171,250	$3,171,250
	===========	===========	==========

The impairment of goodwill was determined based on managements assessments of the budgets of the acquired entities.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended June 30, 2006 and 2005 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the six months ended June 30, 2005 have been reclassified to conform to the presentation of the June 30, 2006 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2005.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                          June 30,                  June 30,
                                                                           2006                         2005

Net Loss                                                      ($1,647,660)           ($2,566,398)

Weighted-average common shares
  outstanding (Basic)                                     381,079,111           276,769,172

Weighted-average common stock
   equivalents:
      Stock options                                                           -                             -
      Warrants                                                  20,000,000                             -

Weighted-average common shares
    outstanding (Diluted)                                 401,079,111           276,769,172
                                                                     =========          =========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation

The Company as of January 1, 2006, has elected to follow the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The change in accounting principle had no effect on the financial statements.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Concentrations

As of June 30, 2006, the Company’s subsidiary, InsPara, had three customers that accounted for approximately 70% of its accounts receivable. For the six months ended June 30, 2006, these three customers accounted for approximately 81.5% of its revenues. InsPara does not require collateral on accounts receivable or other financial instruments.

NOTE 3-     ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at June 30, 2006.

NOTE 4-     FIXED ASSETS

Fixed assets consist of the following at June 30, 2006:

Computer equipment                                 $   81,031
Furniture and fixtures                                      30,397
Software                                                        30,000
                                                                    141,428
                                                                    (21,894)
                                 Total                         $ 119,534
                                                                  =======

Depreciation expense was $16,331 and $5,970 for the six months ended June 30, 2006 and 2005. Upon the sale of Solution Technology, the Company sold $98,983 of fully depreciated fixed assets. The Company acquired $120,000 of fixed assets in the acquisition of InsPara.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 5-     NOTES PAYABLE - BANK

On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by an office of the Company. The outstanding balance at June 30, 2006 was $0. The line of credit was STI’s, and was assigned over to the Company upon the acquisition. There was no interest expense charged to operations for the six months ended June 30, 2006 and 2005, respectively.

NOTE 6-     NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company at June 30, 2006 was $530,000. There is no interest being charged on this note, the note is due on demand, and has been classified by the Company as a current liability. This amount has been agreed to by the lender to be converted into 5,000,000 shares of Class A Common Stock. The Company is anticipating the share issuance to occur in its third quarter of 2006 (see Note 16).

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. Interest for the six months ended June 30, 2006 and 2005 was $24,795 and $18,685, and accrued interest at June 30, 2006 is $68,685. On June 30, 2006, the Company agreed to convert this debt as of June 30, 2006 (both the note and all accrued interest) into 20,000,000 warrants to purchase Class A Common Shares at an exercise price of $0.035 per share. The warrants expire April 30, 2007 (see Note 9).

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 7-     RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2006 were $547,375 and consists of the following:

Note payable to a company through common ownership in the amount of $536,175 at June 30, 2006, at 5.5% interest, payable monthly, due on demand. At June 30, 2006, the Company has approximately $42,918 in accrued interest to this company. Interest expense for this note for the six months ended June 30, 2006 and 2005 was $12,787 and $0, respectively.

The Company has a note payable to a related company that bears interest at 5.25% at June 30, 2006 in the amount of $9,200. Accrued interest at June 30, 2006 is $1,528. Interest expense for the six months ended June 30, 2006 and 2005 was $240 and $243, respectively.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of June 30, 2006.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

On January 18, 2006 and effective January 1, 2006, the Company and InsPara Networking Technologies, Inc. (“InsPara”) entered into an Agreement and Plan of Reorganization, pursuant to which InsPara would merge with and into the Company. Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. In the acquisition, the Company incurred $4,320,760 of goodwill. The Company has impaired $1,149,510 of this goodwill as of June 30, 2006.

The summarized unaudited pro forma financial information for the six months ended June 30, 2006 and 2005 that follows assumes the acquisition of Indigo Technology, Net Centric Solutions, Inc., Cord Consulting and InsPara was consummated on January 1, 2005:

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 8-     ACQUISITIONS (CONTINUED)

Six Months Ended
June 30,
2005

Sales	$ 2,411,687
Cost of sales	1,712,908

Gross profit (loss)	698,779

Operating expenses	3,473,924

Loss before other (expense)	(2,775,145)

Other (income) expense	201,857

Net loss before provision for income taxes	(2,977,002)

Provision for income taxes	1,745

Net loss	$ (2,978,747)
===============

Net loss per basic and diluted shares	$ (0.01)
===============

Weighted average number of common shares
outstanding	276,769,172
===============

The unaudited pro forma results of operations for the six months ended June 30, 2006, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At June 30, 2006, there are 5,000,000 shares of Class A Preferred Stock, par value $1.00 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock (Continued)

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of June 30, 2006 certificates representing 117,885 have been surrendered to the Company.

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

Common Stock

As of June 30, 2006, there were 500,000,000 shares authorized, and 400,893,447 shares issued and outstanding respectively, of the Company’s Class A common stock with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 9-     STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

As of June 30, 2006, there were 5,000,000 shares authorized, and 4,000,000 shares issued and outstanding of the Company’s common stock B with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005 and 800,000 were converted in December 2005.

The following shares of common stock Class A were issued during the six months ended June 30, 2006:

The Company issued 49,999,998 shares of common stock in the acquisition of InsPara. The value of this transaction was $4,500,000.

The Company issued 4,892,857 shares of common stock for executive compensation valued at $195,714.

The Company issued 3,955,188 shares of common stock issued to the broker for the InsPara and pending Pickering & Associates transaction as consulting expenses. The value of these transactions were $289,089.

The Company issued 1,583,334 shares of common stock as consulting expenses. The value of these transactions were $95,000.

The Company issued 1,842,378 shares of common stock to pay certain vendors for consulting services performed and to prepay certain of these expenses. The value of these transactions were $110,543.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

The Company did not record any compensation expense for the granting of options in the six months ended June 30, 2006 and 2005.

Warrants

Effective June 30, 2006, the Company converted the $500,000 debt (see Note 6) in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expire April 30, 2007. The value of the warrants using the Black-Scholes method is $618,059 and is reflected on the condensed consolidated balance sheet. The difference of $49,374 represents a loss on conversion of the debt to warrants and is reflected in the condensed consolidated statements of operations of the six months ended June 30, 2006. The Black-Scholes assumptions utilized were as follows: expected life in years – 2 years; annualized volatility – 125%; and discount rate – 5%.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 10-   NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed balance sheet. The Company has received $100,000 of this balance in the quarter ended September 30, 2005 and the remaining $200,000 in the quarter ended December 31, 2005.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which was to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest was payable to Indigo at the rate of .007 percent compounded daily. In May 2006, the Company renegotiated this note with Pearlnet after receiving a payment of $2,000 to bring the total of the note to $163,000. The $163,000 will be paid in monthly installments ranging between $3,000 and $20,000 through March 2007. In addition, interest will be paid at the rate of $1,000 per month through March 2007. The amount outstanding as of June 30, 2006 is $148,000.

NOTE 11-   GOING CONCERN

As shown in the accompanying condensed financial statements the Company has incurred significant recurring losses of $1,647,660 and $2,356,398 for the six months ended June 30, 2006 and 2005, and has a working capital deficiency of $883,711 as of June 30, 2006.  The Company in January 2006 acquired InsPara, and the full impact of this acquisition will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s January 2006 acquisition of InsPara. The Company’s ability to continue as a going concern for a reasonable period following its merger with InsPara is also dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

At June 30, 2006, deferred tax assets approximated the following:

Net operating loss carryforwards          $8,789,320
Less:  valuation allowance                     (8,789,320)
                                                            $          -0-
                                                            ========

At June 30, 2006, the Company had accumulated deficits approximating $25,850,940 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0
	0% ==========	0% ==========

NOTE 13–   DISPOSAL OF BUSINESS

In January 2006, the Company sold Solution Technology. The Company’s condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the six months ended June 30, 2005 are as follows:

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 13–  DISPOSAL OF BUSINESS (CONTINUED)

Revenues	$ 2,922
Loss before income taxes	($ 132,463)
Provision for taxes	-
Net loss	($ 132,463) =========
Net loss per share	$ (.00) =========
Diluted loss per share	$ (.00)

In October 2005, the Company sold WholesaleByUs. The Company’s consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the six months ended June 30, 2005 are as follows:

2005

Revenues	$ 353,862
Loss before income taxes	($ 129,100)
Provision for taxes	-
Net loss	($ 129,100) =========
Net loss per share	$ (.00) =========
Diluted loss per share	$ (.00)

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 14-   SEGMENT INFORMATION

The Company’s reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the six months ended June 30, 2006 and 2005 are as follows:

For the six months ended June 30, 2006:

		Consulting and
	Corporate	Services	Total

Revenues	$ -	$2,612,427	$2,612,427
Direct costs of revenues	-	1,879,516	1,879,516
Gross profit (loss)	-	732,911	732,911
Operating expenses	421,527	1,218,916	1,640,443
Depreciation, amortization and impairment	2,226	1,163,615	1,165,841
Other income	467,527	-	467,527
Interest (net)	(37,548)	5,729	(31,819)
Net income (loss)	6,226	(1,653,886)	(1,647,660)
Segment assets	12,594	3,848,485	3,861,079
Fixed Assets, net of depreciation	11,133	108,401	119,534

For the six months ended June 30, 2005:

		Consulting and
	Corporate	Services	Total

Revenues	$ -	$229,170	$229,170
Direct costs of revenues	-	51,093	51,093
Gross profit (loss)	-	178,077	178,077
Operating expenses	938,715	23,624	962,339
Depreciation, amortization and impairment	1,001	1,278,274	1,279,275
Other income	(200,000)	-	(200,000)
Interest (net)	7,779	(4,635)	3,144
Net income (loss)	(1,147,495)	(1,119,186)	(2,266,681)
Segment assets	130,191	271,782	401,973
Fixed Assets, net of depreciation	15,251	-	15,251

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 15-   PENDING BUSINESS COMBINATION

The Company and Pickering & Associates entered into a Letter of Intent regarding the acquisition of 100% of the outstanding stock of Pickering & Associates to the Company. In consideration of the stock of Pickering & Associates, the Company is anticipated to pay $155,000 in cash and issue unregistered common stock in the amount of $575,000. The Company anticipates entering into and closing the Definitive Purchase Agreement in the next 90 days.

NOTE 16-   COMMITMENTS

Effective June 30, 2006 (see Note 6), the Company entered into an agreement to convert $530,000 in notes payable in exchange for 5,000,000 shares of Class A Common Stock. The Company has not issued these shares yet, and the liability remains as of June 30, 2006. The Company anticipates issuance of these shares to occur in its third fiscal quarter of 2006.

As noted in these condensed consolidated financial statements, the Company has divested itself from SoftNet International. In accordance with the agreement, the Company is to be returned 5,000,000 shares of its common stock. The Company has already reflected this as discontinued operations.

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the six and three months ended June 30, 2006 compared to as of and for the six and three months ended June 30, 2005. In 2006, the Company merged into the parent company both InsPara Networking Technologies, Inc. and Indigo Technology Services. They no longer have any subsidiaries. For the six and three months ended June 30, 2005, the comparative results and liquidity and capital resources figures were derived from the unaudited proforma figures assuming that InsPara had been included in the Company’s operations for this period. InsPara was acquired in January 2006. These unauduted proforma figures are included in the Company’s condensed financial statements in Note 8.

The Company anticipates that their sources of liquidity will come from the private sale of the Company’s securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance. In addition, approximately $1,000,000 of the Company’s debt will be converted into approximately 25,000,000 million shares of common stock in the Company’s third fiscal quarter.

In 2005, the Company acquired Indigo Technology Services and in 2006, the Company acquired InsPara Networking Technologies, Inc. Upon completion of the InsPara transaction, Kevin Holt, the former Chairman and CEO of InsPara was appointed as COO and to the Board of Directors of the Company.

During the six months ended June 30, 2006, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary, SoftNet International, GmbH. The resulting gains on disposal are included in the statements of operations.

RESULTS OF OPERATIONS

For the six and three months ended June 30, 2005, the comparative results and liquidity and capital resources figures were derived from the unaudited proforma figures assuming that InsPara had been included in the Company’s operations for this period. InsPara was acquired in January 2006. These unauduted proforma figures are included in the Company’s condensed financial statements in Note 8.

Revenues for the six months ended June 30, 2006 were $2,612,427 as compared to $2,411,687 for the six months ended June 30, 2005. The Company’s revenue growth of approximately 9% was the result of management aggressively marketing commercial business in the southeastern United States.

Cost of revenue for the six months ended June 30, 2006 was $1,879,516 compared to $1,712,908 for the six months ended June 30, 2005. The increase in cost of revenue of approximately 10% was attributable to increases in labor to accommodate the increase in revenues.

The gross margin of 28% for the six months ended June 30, 2006 was very comparable to the gross margin of 29% for the six months ended June 30, 2005. The Company did not experience material changes to the way they conduct their business that would increase or decrease their margins on their customers. The Company believes their margins are within industry averages.

Operating expenses for the six months ended June 30, 2006 was $2,806,284 as compared to $3,473,924 for the six months ended June 30, 2005 a decrease of approximately 20%. The change in operating expenses is the direct result of expenditures the Company incurred in 2005 for professional fees associated with the filings of the annual and quarterly reports, commencement of SOX preparedness, and the dissolution of WBU as well as investor and public relation programs that were implemented in 2005. Management for the six months ended June 30, 2006 and 2005 has conservatively impaired a portion of its goodwill which amounted to $1,149,510 and $1,277,595, respectively.

Other income (expense) was $(81,193) for the six months ended June 30, 2006 compared to $(203,144) for the six months ended June 30, 2005. In 2005, the Company incurred expenses for a legal settlement of $200,000. Interest expense net of interest income for the six months ended June 30, 2006 was $31,819 compared to $3,144 for the six months ended June 30, 2005 due to increases in borrowings by the Company.

The gain (loss) on discontinued operations and gain (loss) on disposal for the six months ended June 30, 2006 related to Solution Technologies, Inc. and SoftNet International, GmbH. compared to WBU for the six months ended June 30, 2005. The Company recorded the disposition these subsidiaries in accordance with SFAS 144.

LIQUIDITY AND CAPITAL RESOURCES

For the six and three months ended June 30, 2005, the comparative results and liquidity and capital resources figures were derived from the unaudited proforma figures assuming that InsPara had been included in the Company’s operations for this period. InsPara was acquired in January 2006. These unauduted proforma figures are included in the Company’s condensed financial statements in Note 8.

At June 30, 2006, the Company had a net working capital deficit of $883,711. The Company has announced its intentions of converting approximately $1,000,000 of its current debt to equity. Once completed, the Company should maintain working capital surpluses. In addition to this, the Company’s sales pipeline continues to grow at steady rates, putting less reliance on the need to raise capital at rates that may be unfavorable to the Company.

The Company continues to search for and perform due diligence on additional merger and/or acquisition candidates that provide services similar to that of the Company. Future plans do not call for diversification of services, just services that are synergistic to those being provided by the Company currently.

The Company during the six months ended June 30, 2006 used $219,790 in operating activities compared to $781,611 for the six months ended June 30, 2005. This change was attributable in large part to the operating loss in 2005 compared to 2006.

The Company had cash provided by investing activities of  $232,441 in the six months ended June 30, 2006 compared to cash provided by investing activities of $6,597 for the six months ended June 30, 2005. This change was attributable to the change in the advances and repayments of notes receivable that occurred during the six months ended June 30, 2005 with PearlNet.

The Company had net cash provided by financing activities of  $0 for the six months ended June 30, 2006 compared to $857,769 for the six months ended June 30, 2005. This change was attributable to private sales of equity securities and additional borrowings of $735,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to suffer recurring losses from operations for the six months ended June 30, 2006 and 2005 and had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s January 2006 acquisition of InsPara. The Company’s ability to continue as a going concern for a reasonable period following its merger with InsPara is also dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

Item 3. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Securities Holders

          No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2006.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

31.1 Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 14, 2006

                                                                                              SoftNet Technology Corp.
                                                                                              (Registrant)

                                                                                              /s/  James M. Farinella
                                                                                                James M. Farinella
                                                                                                Chairman of the Board, CEO

                                                                                              /s/  Kevin Holt
                                                                                                Kevin Holt
                                                                                                President, COO, Director

                                                                                               /s/  Karen Musialowicz
                                                                                                Karen Musialowicz
                                                                                                Controller
                                                                                                (Principal Financial and Accounting Officer)