Form 10QSB
period 2006-09-30
SoftNet Technology Corp.
filed 2006-11-20
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                            to

000-07693
(Commission file number)

SoftNet Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada                                                                                74-3035831
              (State or other jurisdiction                                                            (IRS Employer
       of incorporation or organization)                                                  Identification No.)

485 Route 1 South, Building C, Suite 350A
Iselin, New Jersey  08830
(Address of principal executive offices) (Zip Code)

(908) 212-1780
(Issuer's telephone number)

11 Commerce Drive, 2nd Floor
Cranford, New Jersey  07016
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: Class A 427,293,447 shares of Common Stock, $0.001 par value, as of November 14, 2006; 3,500,000 Class B $0.001 par value as of November 14, 2006.

SOFTNET TECHNOLOGY CORP.

Part I. Financial Information                                                                                                              Page

Item 1. SOFTNET TECHNOLOGY CORP. CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of September 30, 2006 (Unaudited)                                                     3-4

Condensed Statements of Operations for the Nine and Three Months
   Ended September 30, 2006 and 2005 (Unaudited)                                                                            5

Condensed Statement of Comprehensive Income (Loss) for the
    Nine Months Ended September 30, 2006 and 2005 (Unaudited)                                                      6

Condensed Statements of Cash Flows for the Nine Months
    Ended September 30, 2006 and 2005 (Unaudited)                                                                        7-8

Notes to Consolidated Financial Statements                                                                                     9-39

Item 2.  Management Discussion and Analysis of Financial Condition                                              40-43

Item 3.  Controls and Procedures                                                                                                        44

Part II-Other Information                                                                                                                    44

Item 1.  Legal Proceedings                                                                                                                 44

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities                        44

Item 3. Defaults Upon Senior Securities                                                                                              44

Item 4. Submission of Matters to a Vote of Security Holders                                                               44

Item 5. Other Information                                                                                                                   44

Item 6. Exhibits                                                                                                                                  44

Signatures                                                                                                                                          45

SOFTNET TECHNOLOGY CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$ 67,280
Accounts receivable	568,064
Prepaid expenses and other current assets	11,200

Total Current Assets	$ 646,544

Note receivable	$ 127,000
Fixed assets, net of depreciation	130,057
Deposits	23,396
Goodwill, net of impairment	3,174,514

TOTAL ASSETS	$ 4,101,511
============

3

SOFTNET TECHNOLOGY CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 703,230
Due to related parties	745,375
Line of Credit	100,000
Notes payable-Current Portion	16,333

Total Current Liabilities	$ 1,564,938

Long term Liabilities	120,156
Total Liabilities	$ 1,685,094

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	$ -
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 427,293,447 shares issued ,
150,000,000 shares held in escrow and
and 277,293,447 shares outstanding	427,293
Common Stock, Class B, $.001 5,000,000 shares authorized
and 3,500,000 shares issued and outstanding	3,500
Warrants	618,059
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	29,677,393
Accumulated other comprehensive income (loss)	65,498
Deficit	(27,475,326)

Total Stockholders' Equity (Deficit)	$ 2,416,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,101,511
============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

OPERATING REVENUES
Revenue	$ 4,215,560	$ 1,006,756	$ 1,603,133	$ 320,628

COST OF SALES	1,230,363	766,395	1,088,622	329,682

GROSS PROFIT	2,985,197	240,361	514,511	(9,054)

OPERATING EXPENSES
Professional fees and compensation expenses	3,627,218	1,027,906	630,738	288,567
Advertising and marketing expenses	30,438	581,058	8,964	337,425
General and administrative expenses	593,162	685,833	233,201	357,264
Depreciation, amortization and impairment	2,479,967	1,296,025	1,314,126	12,460

Total Operating Expenses	6,730,785	3,590,822	2,187,029	995,716

LOSS BEFORE OTHER (EXPENSE)	(3,745,588)	(3,350,461)	(1,672,518)	(1,004,770)

OTHER INCOME (EXPENSE)
Legal settlement	-	(200,000)	-	-
Loss on conversion of debt to warrants	-	-	-	-
Interest expense, net	(30,690)	(36,243)	1,454	(15,536)

Total Other Income (Expense)	(30,690)	(236,243)	1,454	(15,536)

NET LOSS FROM CONTINUING OPERATIONS	(3,776,278)	(3,586,704)	(1,671,064)	(1,020,306)

DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	513,903	-	-	-

Total Discontinued Operations	513,903	-	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,262,375)	(3,586,704)	(1,671,064)	(1,020,306)

Provision for Income Taxes	(9,644)	-	(2,667)	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (3,272,019)	$ (3,586,704)	$ (1,673,731)	$ (1,020,306)
	============	============	============	============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)
	============	============	============	============
From continuing operations	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.03)

From discontinued operations	$ 0.00	$ (0.00)	$ -	$ (0.00)

From sale of subsidiary	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	380,914,951	317,029,186	416,554,985	396,236,389
	============	============	============	============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Deficit, December 31, 2005	$ (24,203,307)

Net loss for the nine months ended September 30, 2006	(3,272,019)

TOTAL DEFICIT SEPTEMBER 30, 2006	$ (27,475,326)
==============

Comprehensive income, December 31, 2005, net of tax	$ 65,498

Other comprehensive income, net of tax:

Foreign currency gain for nine months ended September 30, 2006	-

Accumulated other comprehensive income	$ 65,498
==============

Deficit, December 31, 2004	$ (20,403,696)

Net loss for the nine months ended September 30, 2005	(3,586,704)

TOTAL DEFICIT SEPTEMBER 30, 2005	$ (23,990,400)
==============

Comprehensive (loss), December 31, 2004, net of tax	$ (6,691)

Other comprehensive income, net of tax:

Foreign currency gain for the nine months ended September 30, 2005	88,297

Accumulated other comprehensive income	$ 81,606
==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$ (3,272,019)	$ (3,586,704)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	24,606	1,296,025
Impairment of goodwill	2,455,361
Common stock issued for organizational costs	-0-	210,000
Common stock issued for consulting services	595,803	233,211
Common stock issued for settlement of legal proceeding	-0-	200,000
Loss on conversion from debt to warrants	49,374
Foreign currency change	-	88,297
Net cash provided received in acquisition of subsidiary	40,811	58,235
Changes in assets and liabilities
(Increase)decrease in accounts receivable	(6,722)	30,392
(Increase)decrease in prepaid expenses	(38,695)	9,640
(Increase) in deposits	(18,470)	-
(Increase) in inventory	-	(22,440)
Increase(decrease) in accounts payable and
and accrued expenses	(297,566)	107,068

Total adjustments	1,498,651	2,210,428

Net cash (used in) operating activities -
continuing operations	(467,517)	(1,376,276)

Discontinued Operations:
Gain (loss) from discontinued operations	-	-
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	(65,499)	-

Net cash (used in) operating activities -
discontinued operations	(65,499)	-

Net cash (used in) Operating Activities	(533,016)	(1,376,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	365,563	351,761
(Increase) decrease in notes receivable	-0-	(165,000)
Stock issued for Cancelation of Amounts due to related parties	150,000
Cancellation of Debt	(1,180,000)
Stock Issued for Cancellation of Debt	1,180,000
Payments received on note receivable	38,000	100,000
Proceeds from draws on Line of Credit	40,000
Acquisition of fixed assets	(6,904)	(11,237)

Net cash provided by (used in) investing activities	$ 586,659	$ 275,524

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ -	$ 122,769
Net proceeds from issuance of notes payable – other		1,030,000
Net payments of notes payable	(6,904)	(8,333)

Net cash provided by financing activities	(6,904)	1,144,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
NET INCREASE IN CASH
AND CASH EQUIVALENTS	46,739	43,684
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	20,541	50,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 67,280	$ 93,956
	=============	=============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 41,112	$ 36,519
	=============	=============
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	398,089	$ 233,211
Prepaid expenses	49,895	-
Legal settlement	$ -	$ 200,000
Accounts Payable	60,648
Acquisition of InsPara and Perinet Technologies:
Cash portion of purchase price paid	100,000	$
Accounts receivable	(378,320)
Fixed Assets	(134,400)
Deposit	(6,759)
Other assets	(49,895)
Accounts payable and accrued expenses	438,733
Note Payable of Line of Credit	141,489
Line of Credit	60,000
Goodwill	(5,630,037)
Common Stock issued	5,500,000

Cash received in acquisition	$ 40,811	-
	=============	=============
Impairment of Goodwill	1,345,224	1,277,595
	=============	=============

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOFTNET TECHNOLOGY CORP. ARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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
SEPTEMBER 30, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company has reflected the results of this subsidiary in the discontinued operations section of the statements of operations, and has restated the 2005 numbers to show retroactive treatment for this disposal in accordance with SFAS 144.

In November 2002, the Company issued a board resolution authorizing an increase to the authorized capital to 100,000,000 Class A common shares and the Class B common shares to remain at the 2,000,000 share level. In February 2003, the Company issued another board resolution authorizing a further increase in its authorized capital. Under this resolution, the Company increased its Class A common shares and Class B common shares to 250,000,000 shares and 5,000,000 shares authorized, respectively. With this change, the Company issued a board resolution to cancel the 1,142,858 Class B common shares, and issue to its officers 2,500,000 Class B common shares each (5,000,000 total) at par value. By Company board resolution the authorized Class A Common Stock increased to 500,000,000 in 2004 period.

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
SEPTEMBER 30, 2006 AND 2005

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

On January 18, 2006 and effective January 1, 2006, the Company and InsPara Networking Technologies, Inc. (“InsPara”) entered into an Agreement and Plan of Reorganization, pursuant to which InsPara would merge with and into the Company. Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. The Company recognized $4,320,760 of goodwill in this transaction and has impaired $1,149,510 of this goodwill as of September 30, 2006.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company acquired the assets of PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Whereby PeriNet would merge into the Company. Under the terms of the merger, the Company will pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and the remaining being vested based on future performance.  The shares will be valued at based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 was impaired in this quarter.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

F)      InsPara Networking Technologies, Inc. and PeriNet Technologies, LLC

These companies recognizes revenue when computer networking professional services are provided. Staffing revenue is recognized when the personnel provide the service.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $30,438 and $581,048 for the nine months ended September 30, 2006 and 2005, respectively.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

The following represents the changes in the carrying amount of goodwill for the nine months ended September 30, 2006 and 2005:

	Indigo
	Technology	InsPara	PeriNet	Total

Balance, January 1, 2005	$ -	$ -	$ -	$ -
Goodwill acquired during the period	1,277,595	-	-	1,277,595

Impairment losses	(1,277,595)	-	-	(1,277,595)

Balance, September 30, 2005	$ -	$ -	$ -	$ -
	===========	===========	===========	==========

Balance, January 1, 2006	$ -	$ -	$ -	$ -
Goodwill acquired during the period	-	4,320,760	1,309,115	5,629,875
Impairment losses	-	(1,149,510)	(1,305,851)	(2,455,361)

Balance, September 30, 2006	$ -	$ 3,171,250	$ 3,264	$ 3,174,514
	===========	===========	===========	==========

The impairment of goodwill was determined based on management’s assessments of the budgets of the acquired entities.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended September 30, 2006 and 2005 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the nine months ended September 30, 2005 have been reclassified to conform to the presentation of the September 30, 2006 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2005.

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
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                        September 30,         September 30,
                                                                                 2006                     2005

            Net Loss                                              $    (3,272,019)       $   (3,586,704)

            Weighted-average common
            shares outstanding (Basic)                        380,914,951            317,029,186

            Weighted-average common stock
            equivalents:
            Stock options                                                           -                             -
            Warrants                                                  20,000,000          __________

            Weighted-average common shares
            outstanding (Diluted)                               400,914,951          276,769,172
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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Customer Concentrations

As of September 30, 2006, the Company had three customers that accounted for approximately 34% of the Company’s accounts receivable. For the nine months ended September 30, 2006, these three customers accounted for approximately 79% of its revenues. The Company does not require collateral on accounts receivable or other financial instruments.

NOTE 3-    ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has not been established at September 30, 2006.

NOTE 4-    FIXED ASSETS

Fixed assets consist of the following at September 30, 2006:

Computer equipment                                   $  122,940
Furniture and fixtures                                         30,397
Software                                                           30,000
                                                                       183,337
                                                                      (53,280)
                                  Total                         $  130,057
                                                                  ========

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 4-    FIXED ASSETS (CONTINUED)

Depreciation expense was $24,606 and $7,319 for the nine months ended September 30, 2006 and 2005. Upon the sale of Solution Technology, the Company sold $98,983 of fully depreciated fixed assets. The Company acquired $120,000 of fixed assets in the acquisition of InsPara and $37,511 in the acquisition of PeriNet.

NOTE 5-    NOTES PAYABLE - BANK

On April 3, 2001, the Company entered into a line of credit agreement with a bank. The note, which is due on demand bears interest at prime plus 2.25% and provides for maximum borrowings up to $63,100. The line of credit is guaranteed by an officer of the Company. The outstanding balance at September 30, 2006 was $0. The line of credit was STI’s, and was assigned over to the Company upon the acquisition. There was no interest expense charged to operations for the nine months ended September 30, 2006 and 2005, respectively. In the acquisition of Perinet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the process of being assigned to the company and had a balance at acquisition of $60,000 and at quarter end of $100,000.

NOTE 6-    NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company was $530,000. There is no interest being charged on this note, the note is due on demand, and had been classified by the Company as a current liability. This amount has been agreed to by the lender to be converted into 5,000,000 shares of Class A Common Stock. The Company is anticipating the share issuance to occur in its fourth quarter of 2006 (see Note 16). For financial reporting purposes the note has been canceled and is no longer being reported by the company. The balance due has been classified to equity.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 6-    NOTES PAYABLE (CONTINUED)

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. Interest for the nine months ended September 30, 2006 and 2005 was approximately $87,000 and $31,288. On June 30, 2006, the Company agreed to convert this debt as of June 30, 2006 (both the note and all accrued interest) into 20,000,000 warrants to purchase Class A Common Shares at an exercise price of $0.035 per share. The warrants expire April 30, 2007 (see Note 9). For financial reporting purposes the note has been canceled and is no longer being reported by the company as outstanding. The prior outstanding balance due has been classified to equity.

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

As part of the PeriNet acquisition as of July 1, 2006 the company is responsible for a Promissory Note previously obtained by PeriNet. The original amount due at the time of the acquisition was $136,489. The note carries an annual interest rate of 4% and payments of $4,556.04 are paid and the end of every quarter until June 30, 2015.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 7-    RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2006 were $586,175 and consists of the following:

Note payable to a company through common ownership in the amount of $536,175 at September 30, 2006, at 5.5% interest, payable monthly, due on demand. At September 30, 2006, the Company has approximately $11,131 in accrued interest to this company. Interest expense for this note for the nine months ended September 30, 2006 and 2005 was $11,131 and $0, respectively.

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
SEPTEMBER 30, 2006 AND 2005

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

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of  September 30, 2006.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

On January 18, 2006 and effective January 1, 2006, the Company and InsPara Networking Technologies, Inc. (“InsPara”) entered into an Agreement and Plan of Reorganization, pursuant to which InsPara would merge with and into the Company. Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. In the acquisition, the Company incurred $4,320,760 of goodwill. The Company has impaired $1,149,510 of this goodwill as of September 30, 2006.

The Company acquired the assets of PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Whereby PeriNet would merge into the Company. Under the terms of the merger, the Company will pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and remaining being vested based on future performance.  The shares will be valued at based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 has been impaired in the current quarter.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 8-    ACQUISITIONS (CONTINUED)

The summarized unaudited pro forma financial information for the nine months ended September 30, 2006 and 2005 that follows assumes the acquisition of Indigo Technology, Net Centric Solutions, Inc., Cord Consulting , InsPara and PeriNet was consummated on January 1, 2005:

Nine Months Ended
September 30,
2005

Sales	$ 3,718,722
Cost of sales	2,977,365

Gross profit (loss)	741,357

Operating expenses	3,580,185

Loss before other (expense)	(2,838,828)

Other (income) expense	(16,108)

Net loss before provision for income taxes	(2,854,936)

Provision for income taxes	-0-

Net loss	$ (2,854,936)
================

Net loss per basic and diluted shares	$ (0.01)
================

Weighted average number of common shares
Outstanding	276,769,172
================

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 8-    ACQUISITIONS (CONTINUED)

The unaudited pro forma results of operations for the nine months ended September 30, 2006, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 9-    STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At September 30, 2006, there are 5,000,000 shares of Series A Preferred Stock, par value $.001 authorized and 0 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Series B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of September 30, 2006 certificates representing 117,885 have been surrendered to the Company.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 9-    STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

Common Stock

As of September 30, 2006, there were 500,000,000 shares authorized, and 427,293,447 shares issued and outstanding respectively, of the Company’s Class A common stock with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

On or about August 3, 2006, James Farinella, converted 500,000 shares of Class B Common Stock of the Company into 25,000,000 shares of Class A Common Stock of the Company.   Following the conversion Mr. Farinella holds 1,500,000 shares of Class B Common Stock.

                                                                                                29

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 9-    STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

As of September 30, 2006, there were 5,000,000 shares authorized, and 3,500,000 shares issued and outstanding of the Company’s common Class B stock with a par value of $.001, respectively. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of this amount, 200,000 were converted to Class A common shares in June 2005 and 800,000 were converted in December 2005.

The following shares of common stock Class A were issued during the nine months ended September 30, 2006:

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

The following shares of common stock Class A were issued for the year ended December 31, 2005 :

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 9-    STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED)

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

Treasury Stock

In January 2003, the Company instituted a buy back program of its own stock. For the nine months ended September 30, 2005 and year ended December 31, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at March 31, 2005 represented the cost value of the treasury shares acquired by the Company. These shares during the quarter ended June 30, 2005 have been retired.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 9-    STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED)

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

The Company did not record any compensation expense for the granting of options in the nine months ended September 30, 2006 and 2005.

Warrants

Effective June 30, 2006, the Company converted the $500,000 debt (see Note 6) in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expire April 30, 2007. The value of the warrants using the Black-Scholes method is $618,059 and is reflected on the condensed consolidated balance sheet. The difference of $49,374 represents a loss on conversion of the debt to warrants and is reflected in the condensed consolidated statements of operations of the nine months ended September 30, 2006. The Black-Scholes assumptions utilized were as follows: expected life in years – 2 years; annualized volatility – 125%; and discount rate – 5%.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 10-    NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000. This amount is currently a note receivable on the condensed balance sheet. The Company has received $100,000 of this balance in the quarter ended September 30, 2005 and the remaining $200,000 in the quarter ended December 31, 2005.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which was to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest was payable to Indigo at the rate of .007 percent compounded daily. In May 2006, the Company renegotiated this note with Pearlnet after receiving a payment of $2,000 to bring the total of the note to $163,000. The $163,000 will be paid in monthly installments ranging between $3,000 and $20,000 through March 2007. In addition, interest will be paid at the rate of $1,000 per month through March 2007. The amount outstanding as of September 30, 2006 is $127,000.

NOTE 11-    GOING CONCERN

As shown in the accompanying condensed financial statements the Company has incurred significant recurring losses of $3,272,019 and $3,586,704 for the nine months ended September 30, 2006 and 2005, and has a working capital deficiency of $918,394 as of September 30, 2006.  The Company in January 2006 acquired InsPara and in September 2006 acquired PeriNet, and the full impact of these acquisitions will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 11-    GOING CONCERN (CONTINUED)

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s January 2006 acquisition of InsPara and September 2006 acquisition of PeriNet. The Company’s ability to continue as a going concern for a reasonable period following its merger with InsPara and PeriNet is also dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

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

At September 30, 2006, deferred tax assets approximated the following:

Net operating loss carryforwards          $  8,928,552
Less:  valuation allowance                       (8,928,552)
                                                           $          -0-
                                                           ==========

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 12-    PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2006, the Company had accumulated deficits approximating $25,850,940 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0
	0% ==========	0% ==========

NOTE 13-    DISPOSAL OF BUSINESS

In January 2006, the Company sold Solution Technology. The Company’s condensed consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the nine months ended September 30, 2005 are as follows:

Revenues	$ 2,922
Loss before income taxes	($ 132,463)
Provision for taxes	-
Net loss	($ 132,463) =========
Net loss per share	$ (.00) =========
Diluted loss per share	$ (.00)

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 13-    DISPOSAL OF BUSINESS (CONTINUED)

In October 2005, the Company sold WholesaleByUs. The Company’s consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the nine months ended September 30, 2005 are as follows:

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 14-    SEGMENT INFORMATION (CONTINUED)

Operating segment data for the nine months ended September 30, 2006 and 2005 are as follows:

For the nine months ended September 30, 2006:

		Consulting and
	Corporate	Services	Total
Revenues	$ -	$4,215,560	$4,215,560
Direct costs of revenues	-	1,230,363	1,230,363
Gross profit (loss)	-	2,985,197	2,985,197
Operating expenses	412,365	3,838,841	4,251,206
Depreciation, amortization and impairment	2,226	2,477,741	2,479,967
Other income	514,288	-	514,288
Interest (net)	(37,548)	6,858	(30,690)
Net income (loss)	55,637	(3,327,656)	(3,272,019)
Segment assets	12,633	3,315,334	3,327,967
Fixed Assets, net of depreciation	11,133	118,924	130,057

For the nine months ended September 30, 2005:

		Consulting and
	Corporate	Services	Total
Revenues	$ -	$1,006,756	$1,006,756
Direct costs of revenues	-	766,395	766,395
Gross profit (loss)	-	240,361	240,361
Operating expenses	1,409,241	885,556	2,294,797
Depreciation, amortization and impairment	1,502	1,294,523	1,296,025
Other income	(200,000)	-	(200,000)
Interest (net)	(20,136)	(16,107)	(36,243)
Net income (loss)	(1,630,879)	(1,956,031)	(3,586,910)
Segment assets	226,022	786,181	1,012,203
Fixed Assets, net of depreciation	14,750	7,554	22,304

SOFTNET TECHNOLOGY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2006 AND 2005

NOTE 15-    PENDING BUSINESS COMBINATION

The Company and Pickering & Associates entered into a Merger Agreement regarding the merger of Pickering & Associates into the Company. In consideration of the merger of Pickering & Associates, the Company is anticipated to pay $155,000 in cash and issue unregistered common stock in the amount of $575,000. The merger has been indefinitely postponed during the Company’s due diligence process. The Company incurred approximately $47,000 of professional fees during this process.

NOTE 16-    COMMITMENTS

Effective June 30, 2006 (see Note 6), the Company entered into an agreement to convert $530,000 in notes payable in exchange for 5,000,000 shares of Class A Common Stock. The Company has not issued these shares yet, however the debt has been cancelled in anticipation of the shares being issued in the fourth fiscal quarter of 2006.

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the nine and three months ended September 30, 2006 compared to as of and for the nine and three months ended September 30, 2005. In 2006, the Company merged into the parent company both InsPara Networking Technologies, Inc. and Indigo Technology Services. They no longer have any subsidiaries. For the nine and three months ended September 30, 2005, the comparative results and liquidity and capital resources figures were derived from the unaudited proforma figures assuming that InsPara had been included in the Company’s operations for this period. InsPara was acquired in January 2006. These unaudited proforma figures are included in the Company’s condensed financial statements in Note 8.

The Company anticipates that their sources of liquidity will come from the private sale of the Company’s securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance. In addition, approximately $1,150,000 of the Company’s debt has been converted into approximately 25,000,000 million shares of common stock in the Company’s third fiscal quarter. The shares are to be issued in the fourth quarter.

In 2005, the Company acquired Indigo Technology Services and in 2006, the Company acquired InsPara Networking Technologies, Inc. Upon completion of the InsPara transaction, Kevin Holt, the former Chairman and CEO of InsPara was appointed as COO and to the Board of Directors of the Company.

During the nine months ended September 30, 2006, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary, SoftNet International, GmbH. The resulting gains on disposal are included in the statements of operations.

RESULTS OF OPERATIONS

For the nine and three months ended September 30, 2005, the comparative results and liquidity and capital resources figures were derived from the unaudited proforma figures assuming that InsPara had been included in the Company’s operations for this period. InsPara was acquired in January 2006. These unaudited proforma figures are included in the Company’s condensed financial statements in Note 8.

Revenues for the nine months ended September 30, 2006 were $4,215,560 as compared to $1,006,756 for the nine months ended September 30, 2005. The Company’s revenue growth of approximately 300% was the result of management aggressively marketing commercial business in the southeastern United States with the acquisition of PeriNet, Indigo and Inspara.

Cost of revenue for the nine months ended September 30, 2006 was $1,230,363 compared to $766,395 for the nine months ended September 30, 2005. The increase in cost of revenue of approximately 60% was attributable to increases in labor to accommodate the increase in revenues.

The gross margin of 70% for the nine months ended September 30, 2006 as compared to the gross margin of 24% for the nine months ended September 30, 2005. The Company experienced material changes to the way they conduct their business with the acquisition of PeriNet,  Indigo and Inspara which increased margins on their customers. The Company believes their margins are within industry averages.

Operating expenses for the nine months ended September 30, 2006 was $6,730,785 as compared to $3,590,822 for the nine months ended September 30, 2005 an increase of approximately 87%. The change in operating expenses is the direct result of the acquisition of PeriNet, Indigo and Inspara in 2006. Management for the nine months ended September 30, 2006 and 2005 has conservatively impaired a portion of its goodwill which amounted to $0 and $2,583,446, respectively.

Other income (expense) was $(30,690) for the nine months ended September 30, 2006 compared to $(236,243) for the nine months ended September 30, 2005. In 2005, the Company incurred expenses for a legal settlement of $200,000. Interest expense net of interest income for the nine months ended September 30, 2006 was $30,690 compared to $36,243 for the nine months ended September 30, 2005 due to decreases in borrowings by the Company.

The gain (loss) on discontinued operations and gain (loss) on disposal for the nine months ended September 30, 2006 related to Solution Technologies, Inc. and SoftNet International, GmbH. compared to WBU for the nine months ended September 30, 2005. The Company recorded the disposition these subsidiaries in accordance with SFAS 144.

LIQUIDITY AND CAPITAL RESOURCES

For the nine and three months ended September 30, 2005, the comparative results and liquidity and capital resources figures were derived from the unaudited proforma figures assuming that InsPara had been included in the Company’s operations for this period. InsPara was acquired in January 2006. These unauduted proforma figures are included in the Company’s condensed financial statements in Note 8.

At September 30, 2006, the Company had a net working capital deficit of $918,394. The Company’s sales pipeline continues to grow at steady rates, putting less reliance on the need to raise capital at rates that may be unfavorable to the Company.

The Company continues to search for and perform due diligence on additional merger and/or acquisition candidates that provide services similar to that of the Company. Future plans do not call for diversification of services, just services that are synergistic to those being provided by the Company currently.

The Company during the nine months ended September 30, 2006 used $533,016 in operating activities compared to $1,376,276 for the nine months ended September 30, 2005. This change was attributable in large part to the operating loss in 2005 compared to 2006.

The Company had cash provided by investing activities of $586,659 in the nine months ended September 30, 2006 compared to cash provided by investing activities of $275,524 for the nine months ended September 30, 2005. This change was attributable to the change in the advances and repayments of notes receivable that occurred during the nine months ended September 30, 2005 with PearlNet and the cancellation of amounts due related party of $150,000.

The Company had net cash used by financing activities of $6,904 for the nine months ended September 30, 2006 compared to $1,144,436 for the nine months ended September 30, 2005. This change was attributable to private sales of equity securities and additional borrowings of $1,030,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to suffer recurring losses from operations for the nine months ended September 30, 2006 and 2005 and had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s January 2006 acquisition of InsPara and July 2006 acquisition of PeriNet. The Company’s ability to continue as a going concern for a reasonable period following its mergers with PeriNet and InsPara is also dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

Item 3. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Securities Holders

          No matters were submitted to a vote of the security holders of the Company during its fiscal         quarter ended September 30, 2006.

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

Dated:  November 17, 2006

                                                                                           SoftNet Technology Corp.
                                                                                           (Registrant)

                                                                                           /s/  James Booth
                                                                                           James Booth
                                                                                           Chairman of the Board, CEO

                                                                                           /s/  Kevin Holt
                                                                                           Kevin Holt
                                                                                           President, COO
                                                                                           (Principal Financial and Accounting Officer)