Form 10KSB
period 2006-12-31
SoftNet Technology Corp.
filed 2007-04-13
CIK 51387

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  December 31, 2006

Commission File Number 000-07693

SoftNet Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	000-07693	74-3035831
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Woodbridge Corporate Plaza
485 Route 1 South, Building C, Suite 350A
Iselin, New Jersey  08830
 (Address of principal executive offices) (Zip Code)

(908) 212-1780
(Registrant's telephone number, including area code)

11 Commerce Drive, 2 nd  Floor
Cranford, New Jersey  07016
(Former name, former address, and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006:

As of  March 20, 2007, there were outstanding : 311,943,775 shares of Class A Common Stock, $0.001 par value, and 3,500,000 shares of Class B Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes [  ]     No [X]

______________________________

PART 1

Item 1.     Business

Corporate History and Background :

The publicly held entity that is today Softnet Technology Corporation (the “Company” or "SoftNet"), was founded in March, 1971 as International Mercantile Corporation (“International Mercantile”), organized under the laws of the State of Missouri. On July 31, 1999, International Mercantile liquidated its' majority interest in University Mortgage, Inc., a it's wholly owned subsidiary and primary business operation subsidiary, which was achieved through an issuance of shares of University Mortgage, Inc. common stock to a related third party investor in consideration of their capital investment in University Mortgage, Inc.  Following this transaction, International Mercantile, remained an OTC Bulletin Board traded company with no substantial assets or liabilities. On September 6, 1999, International Mercantile effected a merger with Micromatix.com, Inc., a Delaware corporation which maintained an Internet based personal computer manufacturing business which specialized in the sale of custom, built-to-order unbranded PC systems and related hardware throughout the United States. Under the terms of this merger, shareholders of the Micromatrix.com received 2,500 shares of the International Mercantile common stock for each share of the Micromatrix, Inc. common stock; representing the total of 2,500,000 shares issued, in exchange for 100% of the outstanding stock of Micromatrix, Inc. Immediately following the completion of the transaction, the owners of Micromatrix, Inc. assumed the management of the Company, conducting it's business operations under the corporate name Micromatix.net and owned approximately 26.92% of the outstanding stock of Micromatrix, Inc., representing 48.32% of the Company's voting rights. The Merger Agreement contained an unwind provision, whereby the merger agreement could be rendered void. On September 2, 2000 this provision was extended until March 31, 2001. On March 31, 2001 the Board of Directors of Micromatrix, Inc. elected to exercise their put option and unwind the merger with Micromatix.com . The net effect of this was to return each corporation to their status prior to their merger. The unwinding returned all assets and liabilities to Micromatix so that both companies could continue to operate independently.

Following the unwinding of the merger with Micromatix.com, International Mercantile determined to change its direction and sought to acquire new business. On September 30, 2001 the International Mercantile entered into a preliminary agreement which was formalized on October 17, 2001 to acquire Solutions Technology Inc., a Nevada Corporation, as a wholly-owned subsidiary. Solutions Technology, Inc. (“solutions Technology” or “STI”) formerly operated under the corporate name  Clickese.com. Clickese.com, Inc. was originally incorporated on December 27, 1999 in the State of Nevada and adopted a calendar year end. On February 24, 2000, the Board of Directors of the company approved the merger of Pro Athletes Golf League, Inc., a California corporation ("PAGL") with and into the Company, together with the election of a new Board of Directors. The merger was completed upon the terms and conditions provided in an agreement and plan of merger dated as of February 24, 2000, by and between the Company and PAGL. Concurrent with the execution of the merger agreement, PAGL merged with and into the Company. The Company's business involved the use of the Internet in the marketing of products through direct response, using webcast infomercials.

Under the terms of the Agreement the issued and outstanding shares of STI were exchanged on a one (1) for one (1) basis for shares of International Mercantile. In order to facilitate the transaction the Board of Directors of International Mercantile authorized the issuance of issued an additional 20,511,365, resulting in no change in its capital structure. The stock certificates were issued on October 19, 2001 by approval of the board. Further aspects of the exchange included the purchase of 1,142,858 shares of Class B common stock of Solutions Technology, Inc. by two parties, David A. Facciani and Integrated Capital Corporation for $1.00. On January 14, 2002 the transaction was completed and on February 14, 2002 the Company changed its corporate name to of T & G² Inc. and it's state of incorporation to Nevada. T & G² also effected an eight (8) for one (1) reverse stock split of its common stock changed the par value of its shares to $0.001.

Following various acquisitions, the business operations of T & G² consisted of he following wholly owned subsidiaries Solutions Technology, Inc., Zingo Sales, Ltd., Holtermann & Team GmbH, and WholesaleByUs LLC. Solutions Technology, Inc. developed SecureTime, a payroll identification and attendance management system, employing the use of biometric technology. Zingo Sales Ltd's primary product was a fixed based bingo unit, which commenced sales in late 2002. T & G² never achieved commercial sales of the SecureTime Biometric Identification System. WhollsaleByUs developed technology to enable the sale of products through the Internet.

In July, 2004, change in certain state statutes adversely effected the operations of Zingo Sales Ltd. In the state of California, T & G² ceased operations of the Zingo Sales subsidiary and sold this segment of their business for $300,000, which was reflected as a Note Receivable on the Company's consolidated Balance Sheet. The Company accounted for the results of this subsidiary as a Discontinued Operation in its Statement of Operations. Acquired in March, 2002, Zingo Sales, Ltd., was a relatively new entity which had limited business activity and a net book value of approximately $0. The shares issued to acquire Zingo Sales, Ltd, were valued at $1.95 per share, reflecting the fair value of the stock at the time of issuance in 2002. The total of the shares; $4,875,000 was recorded as goodwill and  subsequently impaired to $0. The impairment was accounted for in the Company's Consolidated Statement of Operations for the year ended December 31, 2002 as a Discontinued Operation.The sale of the subsidiary was reclassified in the 2003 operating results to reflect the retroactive treatment for the disposal in accordance with SFAS 144. On July 22, 2004, The Company changed its name to Softnet Technology Corp.

In January, 2005 the Company changed the name of its German subsidiary from Holtermann & Team GmbH to SoftNet International GmbH. The Company issued it an additional 1,000,000 shares in June 2005 to satisfy German regulations regarding capitalization.

SoftNet International's goal was the further development of Softnet's business operations, create new opportunities for Wholesalebyus.com and the Company's other subsidiaries in Europe, and to further the business operations of the other subsidiary companies in the international markets - mainly in Europe. The first major project involved introducing the WBU business plan to the European Union and surrounding countries.

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

On or about August 1, 2005, Indigo, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement whereby Indigo purchased the assets, including all customer agreements, and any rights under purchase orders, together with all intellectual property rights and goodwill, of Georgia based Cord Consulting (Cord), an information technology consulting business. Under the terms of the Asset Purchase Agreement, the purchase price to acquire Cord was a total of $200,000, comprised of cash installment payments of a total of $25,000, and $175,000 of stock of the Company, the market value of which was calculated pursuant to the Asset Purchase Agreement. During the quarter ended September 30, 2005 Softnet issued 727,620 shares of common stock valued at an average of $0.2405 per share average, totaling $175,000 to complete the transaction The Company determined on December 31, 2005 to impair the unamortized balance of  $172,222.

On or about October 17, 2005, Indigo, a wholly owned subsidiary of the Company, entered into a asset purchase agreement whereby Indigo sold to Seamless Skyy-Fi, Inc. all of its rights, title and interest in the GuestWorx business of Indigo, including, without limitation, all assets, property (including the GuestWorx software) and contracts, in a cashless transaction where the consideration consisted of the delivery of the sufficient number of shares of Seamless' Class C Preferred Stock with a market vale of $100,000 as calculated in the asset purchase agreement.

On October 31, 2005, the Company entered into a Plan and Agreement of Reorganization with Inspara, Inc., a Delaware corporation (Inspara). Under the original terms of the Agreement, Inspara was to merge with and into the Company, with the transaction closing no later than November 29, 2005. On December 1, 2005, the Company and Inspara agreed to extend the closing date of the Merger to December 15, 2005. The Company and Inspara subsequently agreed to extend the closing date of the merger to January 18, 2006.

On or about December 31, 2005, Solutions Technology, Inc., a wholly owned subsidiary of the Company, entered into a certain Stock Purchase Agreement. Under the terms of the Agreement the Company agreed sell its wholly owned subsidiary, Solutions Technology, Inc., for the total purchase price of $100,000 in cash, of which $50,000 was paid in connection with the execution of the Agreement and the remaining $50,000 was paid on or before March 1, 2006. On February 9, 2006, the Company completed the execution of the divestiture.

On or about January 11, 2006, the Company entered into a certain Plan and Agreement of Reorganization (the Agreement) with InSpara. The Company previously entered into a Plan and Agreement of Reorganization with InSpara, Inc. on October 31, 2005, which was terminated on January 11, 2006. Under the terms of the Agreement InSpara would merge with and into the Company. The closing took place on January 18, 2006 effective, January 1, 2006. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; (ii) all registration rights held by stockholders of InSpara, if any, shall be terminated; and (iii) InSpara shall have 291,000 shares of its Class B Common Stock issued and outstanding. Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet's Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada. The Company recognized $4,320,760 of goodwill in this transaction and has impaired the entire amount as of December 31, 2006.

In June of 2006, to achieve economies of scale and centralized organizational and operational continuity, the Company performed a merger rollup whereby each of its subsidiaries was rolled up and into SoftNet.  Accordingly, beginning in the second quarter of 2006, the Company no longer had any wholly owned subsidiaries and was one operating unit.

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet was to merge into the Company. Under the terms of the merger, the Company is to pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and the remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 was impaired in the current year.

At December 31, 2006 there were 5,000,000 shares of Series A Preferred Stock, par value $1.00 authorized and 5,000,000 shares issued and outstanding. In April, 2003 the Company adopted a board resolution to authorize up to 5,000,000 shares of Series B Preferred Stock, par value $.001. Of the 5,000,000 shares of Series B Preferred Stock, 282,703 of these shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. The shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of December 31, 2006 certificates representing 117,885 have been surrendered to the Company.

Two million (2,000,000) shares of Series B Preferred Stock were issued in accordance with a March 24, 2004 Investment Exchange Agreement with Cross Capital Fund, LLC. The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company has recorded the $2,000,000 as a subscription receivable on the consolidated balance sheet at December 31, 2005. The Preferred shares convert to the Company's Class A Common Shares as set forth in the agreement. Cross Capital Fund, LLC. has defaulted on the agreement. The Company terminated the agreement and cancelled the 2,000,000 shares.  Accordingly, at December 31, 2006, there were 0 shares issued and outstanding.

As of December 31, 2006, there were 500,000,000 shares of Class A Common Stock authorized, and 459,572,346 shares issued, of which 150,000,000 shares were being held in escrow and as collateral for a contemplated loan, of the Company's Class A common stock with a par value of $.001.

In February 2003, the Company approved a board resolution and increased the authorized limit of the Class A common shares to 250,000,000 and increased the total number to 500,000,000 shares in 2004.  In 2007, the Company cancelled the 150,000,000 escrowed shares for the unfunded loan.

In February 2003, the Company, upon the approval of board resolution, increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. As at December 31, 2006, 1,500,000 of the Class B shares were converted to Class A common shares and 3,500,000 remain issued and outstanding.

CURRENT BUSINESS OPERATIONS :

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

The Company provides the customer with a full range of expert consulting, software solutions and recruiting services helping its customers plan, deploy, secure, and manage IT services and infrastructures enabling them to meet their short and long term business objectives.

SoftNet utilizes a proven business model in the planning and executing of these services, which are administered by its experienced team of industry-qualified professionals. The Company prides itself in providing high quality consulting services, highly trained professionals, focused on providing client solutions and executing projects on time and within budget. SoftNet's solutions provide end-to-end service capability addressing key aspects of the customer's network

SoftNet's approach uses a business model that features an industry-unique methodology, a professional staff recruiting model, and a unique engineering operation model. The Company's Network Economics practice area examines the client's network infrastructure from a business perspective and uses the assessment results to deliver a thorough analysis of the customer's network and current/future needs. In concert, these elements provide synergies that yield a powerful, scaleable, and measurable performance and growth environment that historically has facilitated the building of successful, rapid-growth network of consulting client relationships. Furthermore, the Company's operational environment will serve to establish a solid base for it's future products.

SoftNet is led by a seasoned and visionary executive team, with more than 25 years of senior managerial experience for technology leaders including USWeb and Compuserve, in establishing and operating professional services businesses, with a specialty in the total network life cycle business. Collectively, they were part of the management teams for companies, including that were acquired in excess of $3.7 billion, $450 million and $100 million, respectively; and for an IPO with a valuation of $1.5 billion. Management's extensive skill sets and experience across a broad cross-section of industries, with IT related services including global networking, e-commerce, database development, ITIL dashboards, application development, enterprise management systems, corporate-wide helpdesk and desk-top support, healthcare IT solutions, international project management, global security systems, and global telecommunication services.

Towards establishing a position of leadership in providing professional network services, SoftNet's approach includes: providing turn-key solutions, establishing a prior track record of success, and strengthening current client relationships. Another facet of the strategy includes maintaining a dedicated engineer and employee base through fostering a Company culture that fosters an absolute dedication to its clients and the delivery of solution-oriented services. The strategy also includes developing and maintaining a "living" knowledge base through the Company's intranet, developing a presence in the major networking hub markets, attracting and retaining the highest quality engineers, and maintaining its technical expertise.

SoftNet leverages its expertise in understanding complex networks and systems software to develop intelligent systems for certain repetitive network-related tasks, including network monitoring, performance monitoring, security intrusion monitoring, and business continuity monitoring (disaster impact) and reporting. The intelligent systems are designed as "virtual consulting tools," provided in conjunction with consulting services, and are positioned to improve gross margin by automating labor-intensive and high-knowledge-base engineering tasks. The Company's intelligent systems and services provide information required for the increasingly complex, day-to-day operation of networks, while reducing the required technological expertise and experience for networking personnel.

SoftNet offers its services on a long- or short-term basis across all phases of the network life cycle. As a result, the Company's services are particularly well suited to clients having immediate business networking needs, as well as those customers who traditionally outsource or out-task all or a portion of their network infrastructure or operations. The caliber and experience of Softnet's employees, the "living" knowledge base of project solutions, the Company's industry-proven delivery methodology, and employee reputation enable SoftNet to establish a significant competitive advantage. Softnet's highly skilled engineering staff is certified in the design, integration, and implementation of industry-popular hardware and software products focused on inter-networking and network operations/infrastructure management and security.

The Network Economics Practice at SoftNet Technology Corp. offers its clients strategic and tactical consulting solutions to capital expenditure issues, revenue enhancement strategies, and market positioning tactics and analysis.

a)   Return on Invested Capital Analysis (ROIC):
SoftNet's ROIC analysis is a powerful tool which offers an in depth of the client's operations as it relates to aspects such as service delivery, partnerships, facilities, sales, marketing, operations, customer care, cost of equipment, and useful life. The costs and revenues associated with these parameters are integrated into a customizable model that examines service mix and pricing of revenue, along with the Cost of Goods Sold(COGS), labor costs, depreciation and income tax costs. The result of this analysis enables the client to have an improved understanding of its operating margins on a particular mix of services and configuration of corporate assets. The second, parallel, part of the analysis focuses on the client's Return On Invested Capital (ROIC). ROIC analysis provided by SoftNet Technology Corp. provides its clients with the necessary tools and insight into their operation, whether they are service providers or large enterprises. This service enables the client to better examine its sources of revenue and costs, invested capital and operating revenues and to determine the effectiveness of its capital allocation and operating efficiencies.

b)   Network Cost Assessment and Cost-Optimized Network Design:
Whether growth is achieved organically and/or through M&A activity, there is the continued need to rationalize the network, whether it is a data center consolidation, or an analysis of multiple wide area network links. The rationalization process will result in a comprehensive set of recommendations and a blueprint to maximize performance, reduce operational expense, minimize inefficient capital spending, and improve the quality of service to the business units. The first critical step in the process is the discovery phase. SoftNet works closely with the client to collect and synthesize the information required to effectively and accurately detail the tasks and resources which are required to complete the main phases of the engagement:

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

SoftNet's goal in providing this service is to develop and implement a cost-optimized network design from the standpoint of ease of management and reduced operating expenditure, with a minimum of capital expenditure. SoftNet Networking Technology's initial network assessment provides the client with an evaluation of the overall health of the network against industry best practices. SoftNet will examine the strengths and deficiencies of the overall architecture, design, and integration by expertly assessing the client's business strategy.

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

c)   Business Continuity Services (BCP):
Business Continuity Services are scalable from the largest data center operation, to targeted business unit or critical service offering. BCP is an often overlooked but critical issue, especially in the current international climate, and risk based compliance regulations such as BASEL II. Many organizations find it difficult to dedicate resources to the important, but rarely urgent tasks related to BCP. SoftNet provides such project lead, working at the direction of its clients' BCP director, or a hybrid of both. BCP activities are focused on issues to prepare a business for unexpected interruptions, ensuring that they are able to support future business requirements, such as e-commerce, connecting to trading partners (extranets), and fulfilling regulatory and other industry/business requirements.

Item 2.     Properties

Softnet Technology's corporate office was located at 1 Anderson Road, Suite 105 in Bernardsville, New Jersey with about 1500 square feet of space. With the acquisition of InSpara Networking Technologies, the corporate offices were relocated in February 2006 to an approximate space of 2,000 square feet on the second floor of 11 Commerce Drive in Cranford, New Jersey. In October 2006 the corporate offices were relocated again to approximately 3,500 square feet in Iselin, New Jersey. The Company’s Atlanta office, located at 1000 Holcomb Woods Parkway, Building 100,Suite 114 in Roswell, GA is approximately 2,000 square feet and houses the Company’s technology infrastructure services.

The Company also maintains sales offices in Dallas, Texas located at 3010 LBJ Freeway, Suite 1200; in Newtown, Pennsylvania at 12 Penns Trail,  Suite 115; and in Santa Fe, New Mexico.

Item 3.     Legal Proceedings

Not applicable.

Item 4.     Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5.     Market for Company's Common Stock and Related Stockholder Matters

Market For Securities

The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "STTC". The market for such shares is limited and no assurance can be given that a significant trading market for SoftNet's common stock will develop or, if developed, will be sustained. However, there is, on average, approximately 500,000 shares traded on a daily bases providing for some liquidity for the publicly traded shares.

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

2005	High	Low
1st Quarter	$0.320	$0.145
2nd Quarter	$0.288	$0.170
3rd Quarter	$0.280	$0.125
4th Quarter	$0.160	$0.058

2006	High	Low
1st Quarter	$0.110	$0.072
2nd Quarter	$0.080	$0.031
3rd Quarter	$0.085	$0.026
4th Quarter	$0.050	$0.022

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION AND FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause SoftNet Technology Corp's (SoftNet) actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. SoftNet cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date.

Certain statements contained herein, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Such forward-looking statements are identified by words such as intends, anticipates, hopes and expects, among others, and include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues, related expenditures, and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the market place, general economic conditions, political and economic conditions in the United States and abroad, and competition.

The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the year ended December 31, 2006 compared to as of and for the year ended December 31, 2005. The business activities of the Company at December 31, 2005 were that of Solutions Technology Inc., Indigo Technology Services, which include the former operations of Cord Consulting and NetCentric Solutions and SoftNet International GmbH. During 2005, the Company disposed of WholesaleByUs, which in 2004 was in its first year of operations.

It is important to note that the Company currently reports its operations from that of Indigo Technology Services and its newly acquired subsidiary Inspara. Solutions Technology Inc. was also disposed in 2006, however, contributed minimally to the total operations of the Company in 2005.

The Company anticipates that its sources of liquidity will come from the private sale of the Company's securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance. In addition, approximately $1,180,000 of the Company's debt has been converted into approximately 25,000,000 million shares of common stock in the Company's third fiscal quarter of 2006.

In 2005, the Company acquired Indigo Technology Services and had expended funds to expand the WholesaleByUs business prior to its disposition and engaged TVA Productions in Los Angeles, California to build brand name awareness for the Company's products, which will assist the Company in achieving profitability. Additionally, new sales agents and new facilities throughout the United States have been obtained and a major marketing push is just being instituted. The Company's management entered into a transaction for funding in the form of debt financing. With this debt funding, SoftNet issued 150,000,000 shares of the Company's Class A Common Stock in certificate form. The loan never closed, and these shares were subsequently cancelled in 2007. The Company is still in process of finding a suitable equity source to assist in funding their operations.

On or about December 31, 2005, the Solutions Technology, Inc., a wholly owned subsidiary of the Company, entered into a certain Stock Purchase Agreement. Under the terms of the Agreement the Company has agreed sell its wholly owned subsidiary, Solutions Technology, Inc., for the total purchase price of $100,000 in cash, of which $50,000 was paid in connection with the execution of the Agreement and the remaining $50,000 was paid on or before March 1, 2006. On February 9, 2006, the Company completed the execution of the divestiture.

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet would merge into the Company. Under the terms of the merger, the Company is to pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and the remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 was impaired in the year ended December 31, 2006.

2006 COMPARISON WITH 2005

Revenues for 2005 were $513,527 as compared to $6,213,304 for 2006. The Company's revenue growth was the direct result of the acquisitions of InsPara Networking Technologies, PeriNet Technologies, Indigo Technology Services, NetCentric Solutions and Cord Consulting. This additional revenue accounted for substantially all of the total for 2006.

Cost of revenue for 2005 was $145,522 compared to $2,568,703 for 2006. The increase in cost of revenue was also directly the result of the acquisitions of InsPara Networking Technologies, PeriNet Technologies, Indigo Technology Services, NetCentric Solutions and Cord Consulting. This cost of revenue accounted for the entire total for 2006.

The gross margin of 72% in 2005 and the gross margin of 59% in 2006 was attributable to the high profitability in the consulting services provided by Indigo in 2005.

Operating expenses for 2005 were $3,679,065 as compared to $11,441,334 in 2006, an increase of approximately 211%. The increase was the result of increased expenditures for professional fees associated with the filings of the annual and quarterly reports, and the dissolution of WBU and acquisition and associated administrative costs of PeriNet, Inspara and Indigo, as well as investor and public relation programs that were implemented. The sum of these increased the Company’s operating expenses approximately $11.15 million. Depreciation, amortization and impairment charges increased approximately $4.2 million in 2006 from 2005 due to the impairment of goodwill for Inspara impairment of the customer lists of Cord Consulting in 2005 being less than the impairment for the remaining Indigo goodwill and the entire PeriNet goodwill in 2006. Management has conservatively impaired all of its intangible assets as of December 31, 2006.

Other income (expense) was $(295,995) for 2005 compared to $(39,465) for 2006. In 2005, the Company incurred expenses for a legal settlement of $200,000. Interest expense net of interest income for 2005 was $95,995 compared to $39,465 for 2006.

The gain (loss) on discontinued operations and gain (loss) on disposal was from WBU. The Company disposed this subsidiary in October 2005, and in accordance with SFAS 144, restated the 2004 financial statements to reflect the discontinued operations of this subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had a net working capital deficit of  approximately $658,000 compared to a net working capital deficit of $1.3 million in 2005. This improvement was attributable to issuance of common stock for acquisition of assets at PeriNet and Inspara.

The Company used $1,515,567 in operating activities for continuing operations in 2005 compared to $66,602 in 2006. This change was attributable in large part to the impairment of goodwill and net loss change from 2005 to 2006, as well as the change in stock issued for consulting services and compensation.

The Company had cash provided by investing activities of $390,150 compared to cash used of $66,198 in 2006. This change was attributable to the Company's changes in their related party advances during 2006 compared to 2005 as well as the change in the advances and repayments of notes receivable during 2005.

The Company had net cash provided by financing activities of $1,127,769 in 2005 compared to $5,000 in 2006. This change was attributable to equity securities issued for cancellation of debt in 2005 not in existence for 2006.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any, to be funded from operating cash flow and cash flow from financing activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2006 and 2005 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.     Financial Statements.

All financial information required by this Item is attached hereto beginning on Page 10.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

                                                                                                                                   Page(s)

Report of Independent Registered Public Accounting Firm	11

Balance Sheets as of December 31, 2006	12

Statements of Operations for the Years Ended December 31, 2006 and 2005	13

Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2006 and 2005	14-15

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	16-18

Notes to Consolidated Financial Statements	19-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SoftNet Technology Corporation
485 Route 1 South, Building C, suite 350A
Iselin, NJ 08830

We have audited the accompanying consolidated balance sheet of SoftNet Technology Corporation, (the Company) as of December 31, 2006, and the related statements of operations, stockholders' (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoftNet Technology Corporation, as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company: had substantial losses and negative cash flow from operations in 2006 and 2005, which significantly reduced stockholders' equity and resulted in substantial retained deficits and working capital deficits at December 31, 2006 and 2005; and will require additional funding to cover substantial expected negative cash flows in 2007.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
March 25, 2007

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$ 25,137
Accounts receivable	394,983
Notes receivable	127,000
Prepaid expenses and other current assets	37,380

Total Current Assets	584,500

Fixed assets, net of depreciation	123,498
Deposits	20,880
TOTAL ASSETS	$ 728,878
============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 809,954
Due to related parties	200,000
Line of Credit	95,543
Notes payable	136,489

Total Current Liabilities	1,241,986

Total Liabilities	1,241,986

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $.001 Par Value; 5,000,000 shares
authorized, 5,000,000 shares issued and outstanding	5,000
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-0-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 459,572,346 shares issued , of which
150,000,000 shares being held in escrow
459,572
Common Stock, Class B, $.001 5,000,000 shares authorized
and 3,500,000 shares issued and outstanding	3,500
Warrants	618,059
Stock issued as collateral for note payable	(900,000)
Additional paid-in capital	30,772,642
Accumulated other comprehensive income	65,498
Deficit	(31,537,379)

Total Stockholders' Equity (Deficit)	(513,108)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 728,878
============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	DECEMBER 31,
	2006	2005
OPERATING REVENUES
Revenue	$ 6,213,304	$ 513,527
COST OF SALES	2,568,703	145,522

GROSS PROFIT	3,644,601	368,005

OPERATING EXPENSES
Professional fees and compensation expenses	3,923,993	1,142,028
Advertising and marketing expenses	97,351	471,702
General and administrative expenses	1,735,124	579,107
Depreciation, amortization and impairment	5,684,866	1,486,228

Total Operating Expenses	11,441,334	3,679,065

LOSS BEFORE OTHER (EXPENSE)	(7,796,733)	(3,311,060)
OTHER INCOME (EXPENSE)
Legal settlement	-	(200,000)
Interest Income	12,001	-
Interest expense, net	(51,466)	(95,995)

Total Other Income (Expense)	(39,465)	(295,995)

NET LOSS FROM CONTINUING OPERATIONS	(7,836,198)	(3,607,055)
DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	513,903	(192,529)

Total Discontinued Operations	513,903	(192,529)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,322,295)	(3,799,584)
Provision for Income Taxes	(11,804)	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (7,334,099)	$ (3,799,584)
	=============	=============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.02)	$ (0.01)
	=============	=============
From continuing operations	$ (0.02)	$ (0.01)

From discontinued operations	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	405,175,562	330,115,013
	=============	=============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

								Collateral				Accumulated
												Other
	Preferred Stock B		Common Stock Class A		Common Stock Class B		Subscriptions	for Note			Treasury	Income
Description	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Payable	Warrants	APIC	Stock	(Loss)	Deficit	Total

Balance, December 31, 2004	-	$ -	263,150,469	$ 263,150	5,000,000	$ 5,000	$ (159,114)	$ (900,000)	$ 62,500	$ 20,997,557	$ (37,338)	$ (6,691)	$(20,403,696)	$ (178,632)

Collection of subscriptions receivable	-	-	-	-	-	-	55,269	-	-	-	-	-	-	55,269

Write-off of uncollectible receivables	-	-	-	-	-	-	103,845	-	-	-	-	-	-	103,845

Shares issued for cash	-	-	4,375,000	4,375	-	-	-	-	-	63,125	-	-	-	67,500

Shares issued in legal settlement	-	-	1,000,003	1,000	-	-	-	-	-	199,000	-	-	-	200,000

Conversion of Class B shares to Class A shares	-	-	50,000,000	50,000	(1,000,000)	(1,000)	-	-	-	-	-	-	-	49,000

Shares Issued For Acquisition			9,727,620	9,728						1,515,272				1,525,000

Shares issued for services	-	-	1,648,000	1,648	-	-	-	-	-	284,262	-	-	-	285,910

Shares issued under Reg S	-	-	10,000,000	10,000	-	-	-	-	-	(10,000)	-	-	-	-

Cancelation of treasury shares	-	-	(281,400)	(282)	-	-	-	-	-	(37,056)	37,338	-	-	-

Reclassifications of warrants	-	-	-	-	-	-	-	-	(62,500)	-	-	-	-	(62,500)

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	72,189	(3,799,584)	(3,727,395)
Balance December 31, 2005	-	$ -	339,619,692	$ 339,619	4,000,000	$ 4,000	$ -	$ (900,000)	$ -	$ 23,012,160	$ -	$ 65,498	$(24,203,280)	$(1,682,003)

Shares issued for Acquisition			63,999,998	64,000					5,562,729				5,626,729

Shares Issed for Services			20,952,656	20,953					1,052,253				1,073,206
Reclassifications of warrants									618,059					618,059
Conversion of Class B shares to Class A shares			35,000,000	35,000	(500,000)	(500)				(34,500)				-0-
Shares issued for cash	5,000,000	5,000												5,000
Shares Issued for Cancellation of Debt									1,180,000					1,180,000
Net loss for the year													(7,334,099)	(7,334,099)

Balance December 31, 2006	5,000,000	$5,000	459,572,346	$459,572	3,500,000	$ 3,500	$ -	$(900,000)	$618,059	$30,772,642	$ -	$65,498	$ (31,537,379)	$ (513,108)
	================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 2006 AND 2005

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$ (7,334,099)	$ (3,799,584)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation and Amortization	34,631	36,411
Impairment of goodwill	5,623,821	1,449,817
Common stock issued for consulting services and compensation	1,073,206	334,910
Common stock issued for settlement of legal proceeding	-	200,000
Loss on conversion of debt warrants	617,559
Foreign currency change	-	72,189
Net cash provided received in acquisition of subsidiary	40,811	58,235

Changes in assets and liabilities
Decrease in accounts receivable	166,359	129,780
Decrease in prepaid expenses	12,515	10,471
(Increase) in deposits	(12,621)	2,070
(Decrease) in accounts payable and
and accrued expenses	(288,784)	(9,866)

Total adjustments	7,267,497	2,284,017

Net cash (used in) operating activities -
continuing operations	(66,602)	(1,515,567)

Discontinued Operations:
Gain (loss) from discontinued operations	-	20,621
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	-	(52,704)

Net cash (used in) operating activities -
discontinued operations	-	(32,083)

Net cash (used in) Operating Activities	(66,602)	(1,547,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	-	264,061
Proceeds from draws on line of credit	35,543
(Increase) decrease in notes receivable	38,000	135,000
Payments received on notes receivable		-
Acquisition of fixed assets	(7,345)	(8,911)

Net cash provided by investing activities	66,198	390,150

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ 5,000	$ 122,769
Net payments from issuance of notes payable - other	-	1,005,000

Net cash provided by financing activities	5,000	1,127,769

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	4,596	(29,731)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	20,541	50,272

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 25,137	$ 20,541
	=============	=============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 41,112	$ -
	=============	=============

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$ 398,089	$ 334,910
Accounts payable	$ 60,648	$ -
Prepaid expenses	$ 49,895	$ -
Legal settlement	$ -	$ 200,000

Acquisition of InsPara and Perinet Technologies:
Cash portion of purchase price paid	$ 100,000
Accounts receivable	(378,320)	$ (14,170)
Fixed assets	(134,400)	-

Deposit	(6,759)	-
Other assets	(49,895)
Accounts payable and accrued expenses	305,788	25,000
Note Payable of Line of Credit	141,489
Line of credit	60,000
Goodwill	(5,623,821)	(1,477,595)
Common stock issued	5,626,729	1,525,000

Cash acquired in acquisition	$ 40,811	$ 58,235
	=============	=============

Impairment of goodwill	$ 5,623,821	$ 1,477,595
	=============	=============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

On April 25, 2001, Secure Time, Inc. merged into Clickese.com at which time the resulting company changed its name to STI. The transaction was valued at $1 per share for 10,500,000 shares.

On January 12, 2002, International Mercantile Corporation acquired STI, formerly known as Clickese.com (Clickese) for 20,511,365 shares of the Class A common stock, and the former owners of STI acquired the 1,142,858 shares of the Class B common stock for $1. Upon this acquisition, STI became a wholly owned subsidiary of International Mercantile Corporation. STI designs, develops and manufactures biometrical time clocks for tracking employees' time and attendance.

On February 14, 2002, International Mercantile Corporation changed its name to T & G 2  (the Company). In addition, the Company changed its domicile to Nevada, which brought about a reverse 8 to 1 stock split, and a change in the par value of the stock to $0.001.

In addition to STI being a wholly owned subsidiary, the Company acquired Zingo Sales Ltd. (Zingo) in March 2002 in a 2,500,000 share Class A common stock acquisition. Zingo's mission is to design, develop, manufacture and market easy to use complete solutions using the latest available technologies. Their first product was a fixed based bingo unit, for which sales had been generated late in 2002. The Company sold this segment in July 2004 for $300,000. This note was paid off during 2005.

The Company has reflected the results of this subsidiary in the discontinued operations section of the statements of operations, and has reclassified the 2004 numbers to show retroactive treatment for this disposal in accordance with SFAS 144.

In November 2002, the Company issued a board resolution authorizing an increase to the authorized capital to 100,000,000 Class A common shares and the Class B common shares to remain at the 2,000,000 share level. In February 2003, the Company issued another board resolution authorizing a further increase in its authorized capital. Under this resolution, the Company increased its Class A common shares and Class B common shares to 250,000,000 shares and 5,000,000 shares authorized, respectively. With this change, the Company issued a board resolution to cancel the 1,142,858 Class B common shares, and issue to its officers 2,500,000 Class B common shares each (5,000,000 total) at par value.  The Company increased the authorized Class A Common Stock to 500,000,000 in the calendar year 2004.

On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company (Holtermann), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company's Class A Common Stock. The shares of common stock were issued in April 2004. The Company, in January 2005, changed the name of its German subsidiary to SoftNet International GmbH.

The Company acquired WholesaleByUs (WBU) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 20,000,000 restricted Class A Common Shares of stock. The Company issued 5,000,000 of these shares to WBU and the remaining 15,000,000 shares were to be issued based on sales criteria. This criteria was not reached. On November 4, 2005, the Company and WBU entered into a Termination Agreement.

The Company announced on July 22, 2004 a name change to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill in 2005. Management has determined that the entire amount has been impaired as of December 31, 2006.

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access. Net Centric provides similar services that Indigo provides. On October 17, 2005, Indigo entered into an Asset Purchase Agreement whereby they sold to Seamless Skyy-Fi, Inc. (Seamless) all of its right, title and interest in the Guest Worx business of Indigo, including without limitation, all assets, property

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

(including the Guest Worx software) and contracts, in a cashless transaction where the consideration consisted of the delivery of the sufficient number of shares of Seamless' Class C Preferred Stock with a market value of $100,000 as calculated in the Asset Purchase Agreement. These preferred shares have been converted to common shares totaling 2,500,000. The investment represents approximately 2% of Seamless.

On August 1, 2005, the Company acquired the customer lists of Cord Consulting for $200,000. In this acquisition, the Company issued to Cord Consulting a note in the amount of $25,000, and issued to the sole owner of Cord Consulting 727,620 shares of common stock with a value of $175,000. The customer lists were to be amortized over 3 years commencing August 1, 2005.  The company determined on December 31, 2006 to impair the remaining unamortized balance of  $172,222.

On January 18, 2006 and effective January 1, 2006, the Company and InsPara Networking Technologies, Inc. (InsPara) entered into an Agreement and Plan of Reorganization, pursuant to which InsPara would merge with and into the Company. Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. The Company recognized $4,320,760 of goodwill in this transaction and had impaired the entire balance during the year ended, December 31, 2006.

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet would merge into the Company. Under the terms of the merger, the Company will pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $1,350,000, $1,000,000 of which is guaranteed and the remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $173,037 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,303,061 was recognized as goodwill. However the entire goodwill amount of $1,303,061 was impaired in this year.

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
3)     The seller's price to the buyer is fixed or determinable, and

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

4)     Collectibility is reasonably assured.

Below is a description of each legal entity and how revenue is generated. When revenue is realized to the clients it is sold under the SoftNet Technology name.

A)     SoftNet Technology Corp., Indigo Technology Services, InsPara Networking Technologies, Inc. and PeriNet Technologies, LLC

In June of 2006, the Company performed a merger rollup where all of its subsidiaries were merged with and into SoftNet Technology Corp.  Prior to the rollup, each of these companies recognized revenue when computer networking professional services are provided. Staffing revenue is recognized when the personnel provide the service.  Beginning with the third quarter 2006, the Company no longer has any subsidiaries and is one operating unit.

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

B)     Solutions Technology, Inc.

Prior to its sale in January  2006, the only revenue generated in this company was service revenue relating to consulting and maintenance services on the company's time clocks.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Solutions Technology's basic agreements are driven off of the fact that this company will install and integrate the system, and then service that system with basic maintenance and support. In 2004, the company entered into contracts to install, with services rendered to maintain the system in 2005. This subsidiary did not generate significant revenue for these periods.

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

Within general criteria number 2 of SAB No. 104 as noted above, it states, delivery has occurred or services have been rendered. To better clarify the arrangement that exists, WholesaleByUs (WBU), acts as a consignee, whereby WBU purchases the goods simultaneously with the sale of the goods to the customer. The service is rendered when the order is placed and it can take up to 3 to 5 days to ship that order. The service however is performed at placement, and therefore the revenue is recognized at that point. As far as when title and significant risks and rewards pass to the customer, this occurs upon shipment, i.e. FOB shipping point. If a customer were to order a product that falls above the 3 to 5 day shipment window, WBU classifies these as special orders. Again, WBU still recognizes revenue upon placement of that order, not shipping date.

WBU both sells a product and provides a service. They simultaneously, purchase the goods and sell the goods as a service over the Internet. They do, however, perform these services at a rate that reduces cost for the suppliers.

WBU considers themselves the primary obligor for their product sales. When a customer orders the goods, it is WBUs' responsibility to ensure completion of that order. WBU additionally takes responsibility for that order and it is their obligation to either return the money to the customer, or replace the goods with goods acceptable to the customer. The terms that WBU has with its suppliers are that the suppliers must accept back the goods if for any reason, the goods were not acceptable to the customer.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures                                       5 to  7 Years
Office equipment                                              3 to 5 Years
Computer Software and Equipment                         3 Years

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Segment Information

The Company follows the provisions of SFAS No. 131,  Disclosures about Segments of an Enterprise and Related Information . This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $53,335and $581,048 for the years ended December 31, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment of the goodwill at least annually, if not more depending upon substantial changes in the Company that may lead to a change in the goodwill during interim periods.

The following represents the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005:

	Indigo
	Technology	InsPara	PeriNet	Total

Balance, January 1, 2005	$ -	$ -	$ -	$ -
Goodwill acquired during the period	1,277,595	-	-	1,277,595

Impairment losses	(1,277,595)	-	-	(1,277,595)

Balance, January 1, 2006	$ -	$ -	$ -	$ -
Goodwill acquired during the period	-	4,320,760	1,303,061	5,623,821
Impairment losses	-	(4,320,760)	(1,303,061)	(5,623,821)

Balance, December 31, 2006	$ -	$ -	$ -	$ -
	===========	===========	===========	===========

The impairment of goodwill was determined based on the current business plan of the Company not meeting earlier objectives and the sale of the WBU subsidiary in November 2005, and the delay of SoftNet International, Inspara, Perinet and Indigo meeting its current budgets.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended December 31, 2006 and 2005 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the year ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on net income for the year ended December 31, 2005.

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

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                   December 31,            December 31,
                                                                          2005                           2006

Net Loss                                                      ( $3,799,584)            ( $7,334,099)

Weighted-average common shares
   outstanding (Basic)                                     330,115,013             405,175,562

Weighted-average common stock
    equivalents:
       Stock options                                                          -                                -
       Warrants                                                                 -                                -

Weighted-average common shares
     outstanding (Diluted)                               330,115,013              405,175,562
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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees  (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123,  Accounting for Stock-Based Compensation , and has adopted the enhanced disclosure provisions of SFAS No. 148,  Accounting for Stock Based Compensation – Transition and Disclosures , an amendment of SFAS No. 123. APB No. 25 SOFTNET provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option.  SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123 (Revised 2004),  Share-Based Payment (SFAS 123R).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) . SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company adopted SFAS No. 158 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statement.

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 -   ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of $2,027 has been established at December 31, 2006.

NOTE 4 -   FIXED ASSETS

Fixed assets consist of the following at December 31, 2006:

Computer equipment                        $  123,381
Furniture and fixtures                              30,397
Software                                                30,000
                                                            183,778
                                                            (60,280)
                              Total                  $  123,498
                                                       ========

Depreciation expense was $31,606 and $21,652 for the years ended December 31, 2006 and 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 5 -   NOTES PAYABLE - BANK

There was no interest expense charged to operations for the year ended December 31, 2006 and 2005, respectively. In the acquisition of PeriNet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the process of being assigned to the company and had a balance at acquisition of $60,000 and at year end of $95,543.

NOTE 6 -   NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company was $530,000. There is no interest being charged on this note, the note is due on demand, and had been classified by the Company as a current liability. This amount has been agreed to by the lender to be converted into 5,000,000 shares of Class A Common Stock. The Company is anticipating the share issuance to occur in the second quarter of 2007. For financial reporting purposes the note has been canceled and is no longer being reported by the company. The balance due has been classified to equity.

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. Interest for the year ended December 31, 2006 and 2005 was approximately $87,000 and $31,288. On June 30, 2006, the Company agreed to convert this debt as of June 30, 2006 (both the note and all accrued interest) into 20,000,000 warrants to purchase Class A Common Shares at an exercise price of $0.035 per share. The warrants expire April 30, 2007 (see Note 9). For financial reporting purposes the note has been canceled and is no longer being reported by the company as outstanding. The prior outstanding balance due has been classified to equity.

The Company in June 2005 entered into a loan agreement whereby 100,000,000 Class A common shares were issued as security. During 2005, no amounts had been loaned to the Company and a precautionary stop was put on the shares issued as security.  On November 28, 2005, the Loan Agreement was terminated due to the Lender's failure to fund the loan. By letter dated November 28, 2005, the Company returned the share certificates to the Company's transfer agent for cancellation. There are no further obligations outstanding with respect to the Loan Agreement.

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

NOTE 7 -   RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2006 were $200,000 and consists of the advance from Jim Farinella, a former director of the company.

The Company note payable to the related company bears no interest at December 31, 2006.

NOTE 8 -   ACQUISITIONS

On January 12, 2002, the Company acquired STI as a wholly owned subsidiary for 20,511,365 shares of common stock. At the time of the acquisition, STI's book value of their net assets was approximately $0. The acquisition of the 20,511,365 shares was valued at the Company's fair value at the time of the issuance which approximated $.15 per share, $3,177,556. In accordance with FASB 142, the Company impaired the goodwill for that amount.

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 8 -   ACQUISITIONS (CONTINUED)

On or about March 29, 2004, the Company entered into an acquisition agreement with Holtermann & Team, GmbH, a German Company (Holtermann), to acquire, effective April 1, 2004, 100% of the assets and equity interests of Holtermann in exchange for 10,000,000 restricted shares of the Company's Class A Common Stock.  The shares of common stock were issued in April 2004. The Company disposed of this subsidiary as of March 31, 2006. This subsidiary conducted no business during the quarter ended March 31, 2006.

The Company acquired WholesaleByUs (WBU) on July 9, 2004. WBU is a technology driven company that developed proprietary technology to sell products through the Internet. The Company acquired WBU for $112,000 and 5,000,000 restricted Class A Common Shares of stock. On November 4, 2005, the Company entered into an Agreement to Terminate Business Relationship (the Termination Agreement) with its wholly-owned subsidiary, WholesaleByUs and five individuals. The individuals were the former members of the limited liability company that the Company acquired on July 1, 2004. The Company acquired WholesaleByUs for $112,000, plus 20,000,000 shares of the Company's common stock of which 5,000,000 shares of common stock were issued and the remaining 15,000,000 were to be issued upon achievement of certain incentives in the contract which never occurred. Pursuant to the terms of the Termination Agreement, the former members of the limited liability company who received these shares, were to return 17,416,666 of these previously issued shares. In exchange, the Company has returned all ownership interests in WholesaleByUs back to the five individuals and has agreed to remit $10,000 to the five individuals. Each party to the transaction has provided mutual releases for any claims, except for intentional fraud and misrepresentation arising under the Acquisition Agreement of July 1, 2004. This divestiture was effective as of October 1, 2005. With the sale of WholesaleByUs, the Company has no significant online retail sales operations at this time.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of  the year ended December 31, 2006.

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access. Net Centric provides similar services that Indigo provides. On October 17, 2005, Indigo entered into an Asset Purchase Agreement whereby they sold to Seamless Sky-Fi, Inc. (Seamless) all of its right, title and interest in the Guest Worx business of Indigo, including without limitation, all assets, property (including the Guest Worx software) and contracts, in a cashless transaction where the consideration consisted of the delivery of the sufficient number of shares of Seamless' Class C Preferred Stock with a market value of $100,000 as calculated in the Asset Purchase Agreement.  These preferred shares have been converted to common shares totaling 2,500,000. The investment represents approximately 2% of Seamless.

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

On October 31, 2005, the Company entered into a Plan and Agreement of Reorganization with Inspara, Inc., a Delaware corporation (Inspara). Under the terms of the Agreement, Inspara will merge with and into the Company (the Merger). The Merger was scheduled to close no later than November 29, 2005. At the closing, Inspara was to exchange all of its common stock for approximately 40,909,091 shares of common stock of the Company and receive 291,000 shares of the Company's Class B common stock. The

Company and Inspara on November 4, 2005, extended the due date to December 15, 2005, without revising any of the terms of the transaction. The transaction did not close on December 15, 2005, and the Company and Inspara entered into an Amended Plan and Agreement of Reorganization as of January 1, 2006, whereby the number of shares Inspara is to receive was increased to approximately 50,000,000 and established a new closing date of January 18, 2006.  Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. In the acquisition, the Company incurred $4,320,760 of goodwill. The Company has impaired all of this goodwill as of December 31, 2006.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 8 -   ACQUISITIONS (CONTINUED)

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet would merge into the Company. Under the terms of the merger, the Company will pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. Due to the fact Perinet audited financial opinion was a going concern, the entire goodwill amount of $1,305,851 has been impaired in the current year.

The summarized unaudited pro forma financial information for the year ended December 31, 2006 and 2005 that follows assumes the acquisition of PeriNet Technologies, Indigo Technology, Net Centric Solutions, Inc., Cord Consulting , InsPara and PeriNet was consummated on January 1, 2005:

Year Ended
December 31,
2005

Sales	$ 3,254,355
Cost of sales	2,258,304

Gross profit (loss)	996,051

Operating expenses	4,150,614,

Loss before other (expense)	(3,154,563)
Other (income) expense	(135,879)

Net loss before provision for income taxes	(3,290,442)
Gain from disposal of discontinued operations-Net of income taxes	513,903
Provision for income taxes	-0-

Net loss	$ (2,776,539)
================

Net loss per basic and diluted shares	$ (0.01)
================

Weighted average number of common shares
Outstanding	395,079,111
================

The unaudited pro forma results of operations for the years ended December 31,  2005, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2005.

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

At December 31, 2006, there are 5,000,000 shares of Series A Preferred Stock, par value $.001 authorized and 5,000,000 shares issued and outstanding. On November 13, 2006, in accordance with an approved  Board Resolution, the Company issued 5,000,000 of the Series A Preferred Stock to the Management of the Company which will vest only upon attainment of certain financial milestones and, once vested, can be converted into 250,000,000 shares of restricted Class A Common Stock.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Additionally, the Company authorized 5,000,000 shares of Series B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of December 31, 2006 certificates representing 117,885 have been surrendered to the Company.

The Company had issued 2,000,000 shares of the Class B Preferred Stock in accordance with a March 24, 2004 Investment Exchange Agreement (the Agreement) with Cross Capital Fund, LLC. (Cross Capital). The Company entered into the Agreement that provides for Cross Capital to make an equity investment in the Company and the Company will receive from Cross Capital an Investor Membership Interest in an aggregate amount equal to $2,000,000 over the next twelve months (March 2005). The 2,000,000 shares were issued in exchange for the Investor Membership Interest. The Company had originally recorded the $2,000,000 as a subscription receivable on the consolidated balance sheet at December 31, 2004. The Preferred shares convert to the Company's Class A Common Shares as set forth in the agreement. Cross Capital never funded the Company in accordance with the terms of the agreement, The Company's legal counsel and Cross Capital had several discussions regarding this agreement and the Company made several attempts to receive the 2,000,000 shares of Class B Preferred Stock back from Cross Capital and terminate their agreement. Since the agreement was terminated, the Company cancelled those certificates and reversed the transaction.

Class A Common Stock

As of December 31, 2006, there were 500,000,000 shares authorized, and 459,572,346 shares issued and outstanding, of the Company's Class A common stock with a par value of $.001.

The following shares of common stock Class A were issued during the year ended December 31, 2006:

The Company issued 49,999,998 shares of common stock in the acquisition of InsPara. The value of this transaction was $4,500,000.

The Company issued 4,892,857 shares of common stock for executive compensation valued at $195,714.

The Company issued 3,955,188 shares of common stock issued to the broker for the InsPara transaction as consulting expenses. The value of these transactions were $289,089.

The Company issued 1,583,334 shares of common stock as consulting expenses. The value of these transactions were $95,000.

The Company issued 1,842,378 shares of common stock to pay certain vendors for consulting services performed and to prepay certain of these expenses. The value of these transactions were $110,543.

The Company in the quarter ended September 30, 2006 converted 500,000 Class B Common shares into 25,000,000 Class A shares for services valued at $25,000.

The Company in the quarter ended December 31, 2006 converted 200,000 Class B Common shares into 10,000,000 Class A shares for services valued at $10,000.

The following shares of common stock Class A were issued for the year ended December 31, 2005 :

The Company in the quarter ended December 31, 2005 converted 800,000 Class B Common shares into 40,000,000 Class A shares for services valued at $39,200.

The Company cancelled the 100,000,000 shares it had issued earlier in June 2005 as security under a loan agreement.

The Company in the quarter ended December 31, 2005 issued 200,000 shares of common stock for services valued at $44,000 ($.22 per share average).

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

SOFTNET TECHNOLOGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9 -   STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED)

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

The Company in the quarter ended December 31, 2005 issued 12,525,000 shares of common stock for cash in the amount of $536,000.

The Company issued 5,000,000 shares of common stock in its acquisition of WholesaleByUs. There were 15,000,000 shares to be issued based on certain sales criteria being met. Those criteria were not met, and therefore not issued. The shares are valued at $800,000 and were originally reflected as goodwill on the consolidated balance sheet at December 31, 2005. The Company in its restated financial statements impaired this goodwill. On November 4, 2005, the Company and WBU entered into a Termination Agreement (see Note 8).

Class B Common Stock

On or about August 3, 2006, James Farinella, converted 500,000 shares of Class B Common Stock of the Company into 25,000,000 shares of Class A Common Stock of the Company.   Following the conversion Mr. Farinella holds 1,500,000 shares of Class B Common Stock and Mr. Facciani owns 2,000,000 shares of Class B Common Stock.

As of December 30, 2006, there were 5,000,000 shares authorized, and 3,500,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.  Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005 and 800,000 shares were converted in December 2005 and 500,000 were converted in December 2006.

Treasury Stock

In January 2003, the Company instituted a buy back program of its own stock. For the year ended ended December 31, 2005 and year ended December 31, 2004, the Company bought back no additional shares of its common stock and placed it in its treasury. For the year ended December 31, 2003, the Company bought back 281,400 shares of its common stock and placed it in its treasury. The Company has accounted for its treasury stock utilizing the cost method, and such, the $37,338 at March 31, 2005 represented the cost value of the treasury shares acquired by the Company. These shares during the quarter ended June 30, 2005 have been retired.

Stock Options

As of January 1, 2000, STI adopted a stock option plan under which 20,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of STI.  The options were to be exercised at not less than 85% of the fair market value of the shares on the date of grant.  The options were to expire after 10 years from the date of grant.  The options were to be exercisable immediately when granted and are were subject to restrictions on transfer, repurchase and right of first refusal. When in 2002, STI was acquired by the Company, these options were cancelled and replaced with identical options of the Company. The Company did not record any compensation expense for the granting of options in the year ended ended December 31, 2006 and 2005.

SOFTNET TECHNOLOGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Warrants

Effective June 30, 2006, the Company converted the $500,000 debt (see Note 6) in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expire April 30, 2007. The value of the warrants using the Black-Scholes method is $618,059 and is reflected on the consolidated balance sheet. The difference of $49,374 represents a loss on conversion of the debt to warrants and is reflected in the consolidated statements of operations of the year ended December 31, 2006. The Black-Scholes assumptions utilized were as follows: expected life in years – 2 years; annualized volatility – 125%; and discount rate – 5%.

	Options	Weighted Average Exercise Price

Options outstanding at December 31, 2004 Granted during the year Surrendered, forfeited or expired Exercised	9,400,000 0 0 0	$.0025 .0025 - .0025

Options outstanding at December 31, 2005	9,400,000.0025
Options outstanding at December 31, 2006 Granted during the year Surrendered, forfeited or expired Exercised	9,400,00 500,000 (500,000)	.0025 .0025 - .0025

Options outstanding at December 31, 2006	9,400,000	$.0025
	================	===============

Exercisable options outstanding, and the related weighted average exercise price at December 31, 2006 and 2005 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2006 and 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

	2005	2006

Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 5.50	$9,400,000 0025 4.50
Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

NOTE 10 -   NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000.  The Company has received $100,000 of this balance in the quarter ended December 31, 2005 and the remaining $200,000 in the quarter ended March 31, 2006.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which was to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest was payable to Indigo at the rate of .007 percent compounded daily. In May 2006, the Company renegotiated this note with Pearlnet after receiving a payment of $2,000 to bring the total of the note to $163,000. The $163,000 will be paid in monthly installments ranging between $3,000 and $20,000 through March 2007. In addition, interest will be paid at the rate of $1,000 per month through March 2007. The amount outstanding as of December 31, 2006 is $127,000.

NOTE 11 -   GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has incurred significant recurring losses of $7,334,100 and $3,799,584 for the year ended December 31, 2006 and 2005, and has a working capital deficiency of $657,485 as of December 31, 2006.  The Company in January 2006 acquired InsPara and in September 2006 acquired PeriNet, and the full impact of these acquisitions will impact operations later on next year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's January 2006 acquisition of InsPara and September 2006 acquisition of PeriNet. The Company's ability to continue as a going concern for a reasonable period following its merger with InsPara and PeriNet is also dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 12 -   LITIGATION

In an action commenced on or about March 28, 2002 in the Supreme Court of the State of New York, the plaintiff seeks $40,000 in damages from the Company as well as other defendants listed in this action, allegedly sustained as a result of third party payments made on behalf of all defendants, including, but not limited to the Company. An answer denying all material allegations was served upon the Plaintiff on May 1, 2002, within the time allotted by law to do so.  There has been no activity in this matter since 2004  Management is of the belief that all allegations involved in this action are without merit. No liability is recorded for this action as of December 31, 2006.

NOTE 13 -   PROVISION FOR INCOME TAXES

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

At December 31, 2006, deferred tax assets approximated the following:

Net operating loss carryforwards          $11,229,115
Less:  valuation allowance                     (11,229,115)
                                                            $        -0-
                                                            =========

At December 31, 2006, the Company had accumulated deficits  approximating $24,203,280 available to offset future taxable income through 2025.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 14 -   PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2006 and 2005 is summarized as follows:

	2005	2004
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	===========	===========

NOTE 15 -   DISPOSAL OF BUSINESS

In January 2006, the Company sold Solution Technology. The Company's consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued

SOFTNET TECHNOLOGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 15 -   DISPOSAL OF BUSINESS (CONTINUED)

operations for the year ended December 31, 2005 are as follows:

Revenues	$ 2,922
Loss before income taxes	($ 132,463)
Provision for taxes	-
Net loss	($ 132,463) =========
Net loss per share	$ (.00) =========
Diluted loss per share	$ (.00)

In October 2005, the Company sold WholesaleByUs. The Company's consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the year ended December 31, 2005 are as follows:

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

In October 2005, the Company sold WholesaleByUs. The Company's consolidated financial statements have been reclassified to reflect these sales as discontinued operations for all periods presented. Summarized operating results of discontinued operations for the years ended December 31, 2006 and 2005 are as follows:

2005

Revenues	$ 629,609
Loss before income taxes	($ 365,055)
Provision for taxes	-
Net income	($ 365,055) =========
Net income per share	$ (.00) =========
Diluted income per share	$ (.00)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 16 -   SEGMENT INFORMATION

The Company's reportable operating segments include Internet Sales, Consulting and Services - General and Corporate. The Company allocates cost of revenues and direct operating expenses to these segments.

Operating segment data for the years ended December 31, 2006 and 2005 are as follows:

For the year ended December 31, 2005:

		Consulting and
	Corporate	Services	Total

Revenues	$ -	$ 513,527	$ 513,527
Direct costs of revenues	-	145,522	145,522
Gross profit (loss)	-	368,005	368,005
Operating expenses	1,638,498	554,339	2,192,837
Depreciation, amortization and impairment	2,893	1,483,335	1,486,228
Other income	(200,000)	-	(200,000)
Interest (net)	(72,256)	(23,739)	(95,995)
Net income (loss)	(1,913,647)	(1,693,408)	(3,607,055)
Segment assets	23,573	359,849	383,422
Fixed Assets, net of depreciation	13,359	-	13,359

For the year ended December 31, 2006:

		Consulting and
	Corporate	Services	Total

Revenues	$ -	$ 6,213,304	$ 6,213,304
Direct costs of revenues	-	2,568,703	2,568,703
Gross profit (loss)	-	3,644,601	3,644,601
Operating expenses	414,588	11,026,746	11,441,334
Depreciation, amortization and impairment	31,606	5,653,260	5,684,866
Other income	514,288	14,102	528,390
Interest (net)	37,548	12,718	50,226
Net income (loss)	(30,546)	(7,303,553)	(7,334,099)
Segment assets	610,590	118,288	728,878
Fixed Assets, net of depreciation	11,133	112,365	123,498

NOTE 17 -   COMMITMENTS

Effective June 30, 2006 (see Note 6), the Company entered into an agreement to convert $530,000 in notes payable in exchange for 5,000,000 shares of Class A Common Stock. The Company has not issued these shares yet, however the debt has been cancelled in anticipation of the shares being issued in the fourth fiscal quarter of 2006.

As noted in these consolidated financial statements, the Company has divested itself from SoftNet International. In accordance with the agreement, the Company is to be returned 5,000,000 shares of its common stock. The Company has already reflected this as discontinued operations.

NOTE 18 -   SUBSEQUENT EVENT

On December 22, 2006 the company was granted a court order canceling the original issuance of 150,000,000 shares of stock being held as collateral for a prior note payable. In January 2007 the shares were cancelled and returned to the company. The shares held for collateral were valued at $900,000 and recorded as equity on the balance sheet as an offset to additional paid in capital. The shares are to be retired and allocated to the authorized, un-issued account.

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with the current auditors and there has not been a change and no anticipation of a change with the auditor. Currently engaged by the Company is Bagell, Josephs & Company, LLC.. The auditors are located at High Ridge Commons, 200 Haddonfield Berlin Road Suites 400-403, Gibbsboro, NJ 08026

Item 8A.     Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company's board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for 2005 and 2006 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The company in 2007 has begun to correct these deficiencies. The company has hired a new third party consultant to assist with the quarterly and yearly filing process. In addition two new board members have been added of which one has financial experience to advise the board. The Company has also consolidated its accounting department to the corporate offices in Iselin, New Jersey.

Item 8B.     Other Information

None.

PART III

Item 9.     Directors and Executive Officers of the Company

James Booth:	Chairman of the Board/President/CEO
Age: 56 years old	and Director
Number of shares owned:	101,000 Common Stock shares

Kevin Holt:	Chief Operating Officer
Age: 53 years old	And Director
Number of shares owned:	14,982,756 Common Stock shares

Darren Tietsworth:	Director
Age: 40 years old	20,000 Common Stock shares
Number of shares owned:

Item 10.     Executive Compensation

On or about November  2006 the CEO of the Company started to receive a gross salary of $12,000 per month. Additionally, all members of the board of directors receive an annual fee of $10,000. This fee ceased in 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

No officer or director of the company as of December 31, 2006 held  of  record or beneficially by each person who held of record,  or  was  known  by the Company to own beneficially, more than 5% of the issued  and  outstanding  shares of the Company's common stock,

Item 12. Certain Relationships and Related Transactions

The  Company  has advances due to a former director for $200,000 as of December 31, 2006. The advances bears no interest rate.

No officer,  director,  promoter,  or affiliate of Softnet has or proposes to have any direct or  indirect  material  interest in any asset held by SoftNet through  security  holdings, contracts, options, or otherwise.

Item 13. Exhibits

(a)  (1)   EXHIBITS

The  exhibits  required  to  be filed herewith by Item 601 of Regulation S-B, as described  in  the  following  index  of  exhibits,  are  incorporated herein by reference,  as  follows:

     31.1 Section 302 Certificate of Chief Executive Officer
     32.1 Section 906 Certificate of Chief Executive Officer

Item 14.  Principal Accountant Fees and Services

(1)   Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year  for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-QSB and services that  are  normally provided by the accountants in connection with statutory and regulatory  filings  or  engagements  for  those  fiscal  years  were  $55,500.

(2)   Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

(3)   Tax  Fees

The  aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advise, and  tax  planning  was  none.

(4)   All  Other  Fees

During  the  last  two  fiscal  years  there  were  no other fees charged by the principal  accountants  other  than  those  disclosed  in  (1)  and  (2)  above.

(5)   Audit  Committee's  Pre-approval  Policies

At  the present time, there are not sufficient directors, officers and employees involved  with  Brampton Crest  to  make  any  pre-approval policies meaningful.  Once SoftNet has elected more directors and appointed directors and non-directors to the  Audit  Committee it will have meetings and function in a meaningful manner.

(6)   Audit  Hours  Incurred

The  principal  accountants  spent  approximately  50 percent of the total hours spent  on  the accounting.  The hours were about equal to the hours spent by the Company's  internal  accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoftNet Technology Corp.
(Registrant)

 /s/ JAMES BOOTH
 James Booth
 President
 Dated: March 25, 2007