Form 10QSB
period 2007-03-31
SoftNet Technology Corp.
filed 2007-05-21
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2007

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
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class A 361,943,775 shares of Common Stock, $0.001 par value, as of May 15, 2007; 2,104,000 Class B $0.001 par value as of May 15, 2007.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDESNED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated condensed Balance Sheet as of March 31, 2007 (unaudited)

Consolidated condensed Statements of Operations for the Three Months
    Ended March 31, 2007 and 2006 (unaudited)

Consolidated condensed Statements of Cash Flows for the Three Months
     Ended March 31, 2007 and 2006 (unaudited)

Notes to Consolidated condensed Financial Statements (unaudited)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
MARCH 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 11,757
Accounts receivable	374,429
Prepaid Expenses	11,624
Current portion of notes receivable	25,000

Total Current Assets	422,910

Notes receivable, net of current portion	102,000
Fixed assets, net of depreciation	116,498
Deposits	21,100

TOTAL ASSETS	$ 662,508
============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 1,050,836
Due to related parties	280,000
Line of Credit	95,543
Current portion of notes payable	16,333

Total Current Liabilities	1,442,712

LONG-TERM LIABILITIES
Notes payable, net of current portion	120,156

Total Liabilities	1,562,868

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 5,000,000 shares issued and outstanding	5,000
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-0-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 361,943,775 shares issued and outstanding ,	361,944
Common Stock, Class B, $.001 5,000,000 shares authorized	2,104
and 2,104,000 shares issued and outstanding
Warrants	618,059
Additional paid-in capital	30,035,724
Accumulated other comprehensive income (loss)	65,498
Deficit	(31,988,689)

Total Stockholders' Equity (Deficit)	(900,360)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 662,508
============

The accompanying notes are an integral part of the  consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

OPERATING REVENUES
Revenue	$ 2,084,685	$ 1,093,523

COST OF SALES	1,598,490	733,973

GROSS PROFIT	486,195	359,550

OPERATING EXPENSES
Professional fees and compensation expenses	676,805	487,085
Advertising and marketing expenses	14,996	19,013
General and administrative expenses	150,133	369,881
Depreciation, amortization and impairment	20,000	1,157,623

Total Operating Expenses	861,934	2,033,602

LOSS BEFORE OTHER (EXPENSE)	(375,739)	(1,674,052)

OTHER (EXPENSE)
Interest expense	(78,570)
Interest income	3,000	(5,552)

Total Other (Expense)	(75,570)	(5,552)

NET LOSS FROM CONTINUING OPERATIONS		(1,679,604)
DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes		513,903

Total Discontinued Operations		513,903

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(451,309)	(1,165,701)

Provision for Income Taxes		(6,515)

NET LOSS APPLICABLE TO COMMON SHARES	$ (451,309)	$ (1,172,216)
	==============	==============
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00136)	$ (0.00319)
	==============	==============
From continuing operations	$ (0.00136)	$ (0.00)

From discontinued operations	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	331,298,378	367,397,469
	==============	==============

The accompanying notes are an integral part of the  consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (451,310)	$ (1,172,216)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	20,000	8,113
Impairment of goodwill	13,000	1,149,510
Common stock issued for consulting services	50,858	207,111
Foreign currency change		-
Net cash provided received in acquisition of subsidiary		37,568

Changes in assets and liabilities
Decrease in accounts receivable	20,654	44,828
Decrease in prepaid expenses	25,756	-
(Increase) in deposits	(220)	(1,245)
(Increase) in inventory	-	-
(Decrease) in accounts payable and
and accrued expenses	240,882	(387,973)

Total adjustments	370,930	1,057,912

Net cash (used in) operating activities -
continuing operations	(80,380)	(114,304)

Discontinued Operations:
Gain (loss) from discontinued operations		-
Adjustments to Reconcile Net Cash (used in)
discontinuing operations	-0-	(65,499)

Net cash (used in) operating activities -
discontinued operations	-0-	(65,499)

Net cash (used in) Operating Activities	(80,380)	(179,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	80,000	217,947
Acquisition of fixed assets	(13,000)	(2,109)

Net cash provided by (used in) investing activities	67,000	215,838

The accompanying notes are an integral part of the  consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

		(Reclassified)
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$	$ -
Net payments from issuance of notes payable - other		-

Net cash provided by financing activities		-

NET INCREASE IN CASH
AND CASH EQUIVALENTS	(13,380)	36,035

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	25,137	20,541

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 11,757	$ 56,576
	=============	=============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$	$ -
	=============	=============

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$	$ 207,111

Acquisition of InsPara:
Accounts receivable	$	$ (264,960)
Fixed assets		(120,000)
Deposit		(3,426)
Accounts payable and accrued expenses		246,714
Goodwill		(4,320,760)
Common stock issued		4,500,000

Cash acquired in acquisiiton	$	$ 37,568
	=============	=============

Impairment of goodwill	$ -	$ -
	=============	=============

The accompanying notes are an integral part of the  consolidated condensed financial statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

The unaudited  consolidated condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The  consolidated condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated condensed statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the December 31, 2006 Forms 10KSB and the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these  consolidated condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These  consolidated condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated condensed operations and cash flows for the periods presented.

The publicly held entity that is today Softnet Technology Corporation (the Company or "SoftNet"), was founded in March, 1971 as International Mercantile Corporation (International Mercantile), organized under the laws of the State of Missouri. On July 31, 1999, International Mercantile liquidated its' majority interest in University Mortgage, Inc., a it's wholly owned subsidiary International Mercantile later determined to change its direction and sought to acquire new business. On September 30, 2001 the International Mercantile entered into a preliminary agreement which was formalized on October 17, 2001 to acquire Solutions Technology Inc., a Nevada Corporation, as a wholly-owned subsidiary. On February 24, 2000, the Board of Directors of the company approved the merger of Pro Athletes Golf League, Inc., a California corporation ("PAGL") with and into the Company, together with the election of a new Board of Directors. The merger was completed upon the terms and conditions provided in an agreement and plan of merger dated as of February 24, 2000, by and between the Company and PAGL. Concurrent with the execution of the merger agreement, PAGL merged with and into the Company.

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

On July 22, 2004, The Company changed its name to Softnet Technology Corp.

On or about January 11, 2006, the Company entered into a certain Plan and Agreement of Reorganization (the Agreement) with InSpara. The Company previously entered into a Plan and Agreement of Reorganization with InSpara, Inc. on October 31, 2005, which was terminated on January 11, 2006. Under the terms of the Agreement InSpara would merge with and into the Company. The closing took place on January 18, 2006 effective, January 1, 2006. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; (ii) all registration rights held by stockholders of InSpara, if any, shall be terminated; and (iii) InSpara shall have 291,000 shares of its Class B Common Stock issued and outstanding. Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet's Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada. The Company recognized $4,320,760 of goodwill in this transaction and has impaired the entire amount as of  the year ended December 31, 2006.

In June of 2006, to achieve economies of scale and centralized organizational and operational continuity, the Company performed a merger rollup whereby each of its subsidiaries was rolled up and into SoftNet.  Accordingly, beginning in the second quarter of 2006, the Company no longer had any wholly owned subsidiaries and was one operating unit.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The  consolidated condensed financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the  consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

Furniture and fixtures                                        5 to7 Years
Computer Software and Equipment                  3 to 5 Years

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, Reporting Comprehensive Income, (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $14,996 and $19,103 for the three months ended March 31, 2007 and 2006, respectively.

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

The company has not obtained any intangible assets in the current quarter and no impairment review is necessary.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the three months ended March 31, 2007 and 2006 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the three months ended March 31, 2006 have been reclassified to conform to the presentation of the March 31, 2007 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2006.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                        March 31,                  March 31,
                                                                            2007                          2006

Net Loss                                                         ( $451,309)               ( $1,172,216)

Weighted-average common shares
   outstanding (Basic)                                     331,298,378                 367,397,469

Weighted-average common stock
    equivalents:
       Stock options/Warrants                                        --                                   --

Weighted-average common shares
     outstanding (Diluted)                                 331,298,378                367,397,469
                                                                     =========               =========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Fair Value of Financial Instruments

The carrying amount reported in the  consolidated condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation

The Company as of January 1, 2006, has elected to follow the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123 (Revised 2004),  Share-Based Payment  (SFAS 123R).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The change in accounting principle had no effect on the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123 (Revised 2004),   Share-Based Payment  (SFAS 123R).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.

In February 2007, the FASB issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities  . SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated condensed financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements  . SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 158,  Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans  -  an amendment of FASB Statements No. 87, 88, 106 and 132(R)  . SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company adopted SFAS No. 158 on December 31, 2006 and the impact of adoption was not material to its consolidated condensed financial statement.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations. In May 2005, the FASB issued SFAS No. 154,  Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company's consolidated condensed financial statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated condensed financial statements upon adoption.

Customer Concentrations

As of March 31, 2007, the Company's has two customers that accounted for approximately 25% of its accounts receivable. For the three months ended March 31, 2007, these two customers accounted for approximately 73% of its revenues.

NOTE 3-     ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of has not been established at March 31, 2007.

NOTE 4-    FIXED ASSETS

Fixed assets consist of the following at March 31, 2007:

Computer equipment                            $   98,995
Furniture and fixtures                                 30,397
Software                                                   30,000
                                                               159,392

                                                               (42,894)

                                     Total             $   116,498
                                                         =========

Depreciation expense was 7,000 and $8,113 for the three months ended March 31, 2007 and 2006. The Company acquired $155,000 of fixed assets in the acquisition of InsPara and Perinet.

NOTE 5-     NOTES PAYABLE – BANK

In the acquisition of PeriNet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the process of being assigned to the company and had a balance at acquisition of $60,000 and at quarter end of $95,543.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 6-     NOTES PAYABLE

In April 2005, the Company entered into an agreement with a company to borrow money. The amount funded by this company was $530,000. There is no interest being charged on this note, the note is due on demand, and had been classified by the Company as a current liability. This amount has been agreed to by the lender and was converted into 5,000,000 shares of Class A Common Stock.

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

NOTE 7-     RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2007 were $280,000 and consists of advances totaling $240,000 from Jim Farinella, a former director of the company and $40,000 advanced from Jim Booth, Chief Executive Officer.

NOTE 8-     ACQUISITIONS

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

On October 31, 2005, the Company entered into a Plan and Agreement of Reorganization with Inspara, Inc., a Delaware corporation (Inspara). Under the terms of the Agreement, Inspara will merge with and into the Company (the Merger). The Merger was scheduled to close no later than November 29, 2005. At the closing, Inspara was to exchange all of its common stock for approximately 40,909,091 shares of common stock of the Company and receive 291,000 shares of the Company's Class B common stock. The Company and Inspara on November 4, 2005, extended the due date to December 15, 2005, without revising any of the terms of the transaction. The transaction did not close on December 15, 2005, and the Company and Inspara entered into an Amended Plan and Agreement of Reorganization as of January 1, 2006, whereby the number of shares Inspara is to receive was increased to approximately 50,000,000 and established a new closing date of January 18, 2006.  Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. In the acquisition, the Company incurred $4,320,760 of goodwill. The Company had impaired all of this goodwill as of December 31, 2006.

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet would merge into the Company. Under the terms of the merger, the Company will pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. Due to the fact Perinet audited financial opinion was a going concern, the entire goodwill amount of $1,305,851 has been impaired.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 8 -   ACQUISITIONS (CONTINUED)

The summarized unaudited pro forma financial information for the year ended December 31, 2006 and 2005 that follows assumes the acquisition of PeriNet Technologies, Indigo Technology, Net Centric Solutions, Inc., Cord Consulting , InsPara and PeriNet was consummated on January 1, 2006:

Three Months Ended March 31, 2006

Sales	$ 1,349,414
Cost of sales	(857,874)
Gross profit (loss)	491,540
Operating expenses	(2,149,857)
Loss before other (expense)	(1,658,317)
Other (income) expense	445,425
Net loss before provision for income taxes	(1,212,892)
Provision for income taxes	(6,515)
Net loss	$ (1,219,407)
===========
Net loss per basic and diluted shares	$ (.00319)
===========
Weighted average number of common shares
outstanding	367,397,469
===========

The unaudited pro forma results of operations for the three months ended March 31, 2007, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2006.

NOTE 9-     STOCKHOLDERS' EQUITY (DEFICIT)

Class B Common Stock

As of March 31, 2007, there were 5,000,000 shares authorized, and 2,104,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.  Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2006; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in  March 2007.  As at March 31, 2007, Mr. Farinella holds 300,000 shares of Class B common stock, and Mr. Facciani holds 1,804,000 shares of Class B common stock.

Stock Options

As of January 1, 2000, STI adopted a stock option plan under which 20,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of STI.  The options were to be exercised at not less than 85% of the fair market value of the shares on the date of grant.  The options were to expire after 10 years from the date of grant.  The options were to be exercisable immediately when granted and are were subject to restrictions on transfer, repurchase and right of first refusal. When in 2002, STI was acquired by the Company, these options were cancelled and replaced with identical options of the Company. The Company did not record any compensation expense for the granting of options in the year ended December 31, 2006 and 2005.

Warrants

Effective June 30, 2006, the Company converted the $500,000 debt in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expire April 30, 2007. The value of the warrants using the

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 9-    STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

Black-Scholes method is $618,059 and is reflected on the consolidated condensed balance sheet. The difference of $49,374 represents a loss on conversion of the debt to warrants and is reflected in the consolidated condensed statements of operations of the year ended December 31, 2006. The Black-Scholes assumptions utilized were as follows: expected life in years – 2 years; annualized volatility – 125%; and discount rate – 5%.

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2006 Granted during the year Surrendered, forfeited or expired Exercised	9,400,00 500,000 (500,000)	.0025 .0025 - .0025

Options outstanding at March 31, 2007	9,400,000	$.0025
	==============	=============

Exercisable options outstanding, and the related weighted average exercise price at March 31, 2007 and 2006 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at March 31, 2007 and 2006.

	2007	2006
Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 4.50	$9,400,000 .0025 4.50
Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

Preferred Stock

At March 31, 2007, there are 5,000,000  shares of Class A Preferred Stock, par value $.001 authorized and 5,000,000 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding.

Common Stock

As of March 31, 2007, there were 500,000,000 shares authorized, and 361,943,775 shares issued and outstanding, of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of March 31, 2007, there were 5,000,000 shares authorized, and 2,104,000 shares issued and outstanding of the Company's common stock B with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2006; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in  March 2007.  As at March 31, 2007, Mr. Farinella holds 300,000 shares of Class B common stock, and Mr. Facciani holds 1,804,000 shares of Class B common stock

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(CONTINUED)

NOTE 10-   NOTES RECEIVABLE

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of March 31, 2006, all interest has been paid to date. The amount outstanding as of March 31, 2007 is $125,000.

NOTE 11-   GOING CONCERN

As shown in the accompanying  consolidated condensed financial statements the Company has incurred significant recurring losses of $451,309 and $1,172,216 for the three months ended March 31, 2007 and 2006, and has a working capital deficiency of $1,019,802 as of March 31, 2007.  The Company in 2006 acquired InsPara and Perinet, and the full impact of this acquisition will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's 2006 acquisitions of InsPara and Perinet. The Company's ability to continue as a going concern for a reasonable period following its pending acquisitions of InsPara and Perinet is also dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The  consolidated condensed financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 12-   PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated condensed tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2007, deferred tax assets approximated the following:

Net operating loss carryforwards          $ 9,800,000
Less:  valuation allowance                       (9,800,000)
                                                            $            -0-
                                                            =========

At March 31, 2007, the Company had accumulated deficits  approximating $31,988,689 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	==========	==========

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The business activities of the Company are now that of the wholly owned subsidiaries: Indigo Technical Services, Inc., Perinet Technologies and InsPara Networking Technologies, Inc.

The Company anticipates that their sources of liquidity will come from the private sale of the Company's securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

During the three months ended March 31, 2006, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary SoftNet International, Inc. The resulting gains from disposal are included in the Company's financials for the three months ended March 31, 2006.

Results of Operations

Three Months Ended March 31, 2007 and March 31, 2006

Revenues for the three months ended March 31, 2007 were $2,084,685 as compared to $1,093,523 for the three months ended March 31, 2006. The Company's acquisitions and combination of operations were the reasons the Company experienced fast revenue growth.

Cost of sales for the three months end March 31, 2007 was $1,598,490 compared to $733,973 for the three months ended March 31, 2006. The increase in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the three months ended 2007 were $861,934 as compared to $2,033,602  in the first quarter of 2006, an increase of approximately $1,171,668 due in large part to the decrease in marketing and promotional activity and in corporate expenses for legal and accounting and operating expenditures.

Other income (expense) was $(75,570) for the first quarter of 2007 compared to $(5,552) for the first quarter of 2006.

The gross margin of  23% in the first quarter of 2007 was attributable to the acquisitions being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

Liquidity and Capital Resources

For the three-months ended March 31, 2007, the Company used $80,380 in operating activities compared to $114,304 for the three-months ended March 31, 2006. The decrease in cash used in operating activities of approximately $34,000 is most attributable to the decrease in shares of stock being issued for services and the lower net loss incurred by the company in each quarter.   The Company has continued to borrow certain amounts from related parties to finance the operations brought in to the company through the acquisitions. The Company has made significant progress with respect to future funding through  unrelated third parties.  Funding is being sought which will enable the Company to market, and continue to expand operations at a quickened pace. We anticipate that going forward; we will continue to streamline administrative and professional fees to conserve cash flow. Once the recognition of increased revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2007 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Additional capital would be required to increase the pace of growth for the overall company.  It is expected in the short term through organic growth and strategically targeted acquisitions that the Company will be able to sustain a very high rate of growth however it will require additional capital.

Item 3. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Control over Financial Reporting

In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing matters to an independent representative of the Company's Audit Committee. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective.

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

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

31.1 Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                       SoftNet Technology Corporation

 Date: May 15, 2007                                                       By:  /s/ James Booth
                                                                                              James Booth
                                                                                              Chief Executive Officer