Form 10QSB
period 2007-06-30
SoftNet Technology Corp.
filed 2007-08-20
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2007

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

Class A 364,527,108 shares of Common Stock, $0.001 par value, as of August 15, 2007; 2,104,000 Class B $0.001 par value as of August 15, 2007.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated condensed Balance Sheet as of June 30, 2007 (unaudited)

Consolidated condensed Statements of Operations for the Three and Six Months
   Ended June 30, 2007 and 2006 (unaudited)

Consolidated condensed Statements of Cash Flows for the Six Months
   Ended June 30, 2007 and 2006 (unaudited)

Notes to Consolidated condensed Financial Statements (unaudited)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 51,092
Accounts receivable	459,224
Notes receivable	66,000
Prepaid expenses and other current assets	26,624
Total Current Assets	602,940
Fixed assets, net of depreciation	109,519
Deposits	21,100

TOTAL ASSETS	$ 733,559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 1,193,307
Due to related parties	245,000
Current portion of notes payable	16,333
Line of credit	96,826
Total Current Liabilities	1,551,466
LONG-TERM LIABILITIES
Notes payable, net of current portion	120,156
Convertible notes payable	366,667
Total Liabilities	2,038,289

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 4,740,000 shares issued and outstanding	5,000
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 364,527,108 shares issued ,	364,527
Common Stock, Class B, $.001 5,000,000 shares authorized
and 3,500,000 shares issued and outstanding	3,500
Warrants	618,059
Additional paid-in capital	30,093,745
Accumulated other comprehensive income (loss)	65,498
Deficit	(32,455,059)

Total Stockholders' Equity (Deficit)	(1,304,730)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 733,559

The accompanying notes are an integral part of the  consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
OPERATING REVENUES
Revenue	$ 4,192,009	$ 2,612,427	$ 2,104,323	$ 1,518,904
COST OF SALES	3,257,928	1,879,516	1,659,438	1,145,543
GROSS PROFIT	934,081	732,911	444,885	373,361

OPERATING EXPENSES
Professional fees and compensation expenses	1,306,208	1,188,705	549,262	505,906
Advertising and marketing expenses	15,888	21,474	893	2,461
General and administrative expenses	413,242	430,264	268,250	60,383
Depreciation, amortization and impairment	33,369	1,165,841	13,369	203,932
Total Operating Expenses	1,768,707	2,806,284	831,774	772,682

LOSS BEFORE OTHER (EXPENSE)	(834,626)	(2,073,373)	(386,889)	(399,321)
OTHER INCOME (EXPENSE)
Write down of notes receivable	(65,000)		(65,000)
Loss on conversion of debt warrants		(49,374)		(49,374)
Interest expense, net	(18,053)	(31,819)	(14,483)	(26,267)
Total Other Income (Expense)	(83,053)	(81,193)	(79,483)	(75,641)

NET LOSS FROM CONTINUING OPERATIONS	(917,679)	(2,154,566)	(466,372)	(474,962)
DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	-	513,903	-	-
Total Discontinued Operations	-	513,903	-	-

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(917,679)	(1,640,663)	(466,372)	(474,962)
Provision for Income Taxes	(11,804)	(6,997)	(11,804)	(482)

NET LOSS APPLICABLE TO COMMON SHARES	$ (929,483)	$ (1,647,660)	$ (478,176)	$ (475,444)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
From continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)
From discontinued operations	$ -	$ 0.00	$ -	$ -
From sale of subsidiary	$ -	$ -	$ -	$ -
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	339,651,457	381,079,111	348,004,535	394,610,405

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$ (917,680)	$ (1,172,216)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	20,985	8,113
Impairment of goodwill	18,336	1,149,510
Common stock issued for consulting services and compensation	123,716	207,111
Net cash provided received in acquisition of subsidiary	-	37,568
Changes in assets and liabilities
Decrease in accounts receivable	(64,241)	44,828
Decrease in prepaid expenses	25,756	-
(Increase) in deposits	(15,220)	(1,245)
(Decrease) in accounts payable and
and accrued expenses	383,353	(387,973)

Total adjustments	492,685	1,057,912

Net cash (used in) operating activities -
continuing operations	(424,995)	(114,304)

Discontinued Operations:
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	-	(65,499)

Net cash (used in) operating activities -
discontinued operations	-	(65,499)

Net cash (used in) Operating Activities	(434,995)	(179,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	35,000	217,947
Proceeds from draws on line of credit	1,283
(Increase) decrease in notes receivable	61,000	-
Acquisition of fixed assets	(13,000)	(2,109)

Net cash provided by (used in) investing activities	84,283	215,838

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Net payments from issuance of notes payable - other	366,667	-
Repurchase of shares	-	-

Net cash provided by financing activities	366,667	-

NET INCREASE IN CASH
AND CASH EQUIVALENTS	25,955	36,035
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	25,137	20,541

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 51,092	$ 56,576
	=============	=============

The accompanying notes are an integral part of the consolidated condensed financial statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 181,053	$ 31,819
	=============	=============
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$ -	$ 207,111
Acquisition of InsPara and Perinet Technologies:
Cash portion of purchase price paid	$ -
Accounts receivable	-	$ (264,960)
Fixed assets	-	(120,000)
Deposit	-	(3,426)
Accounts payable and accrued expenses	-	246,714
Goodwill	-	(4,320,760)
Common stock issued	-	4,500,000
Cash acquired in acquisiiton	$ -	$ 37,568

Impairment of goodwill	$ 5,336	$ -
	=============	=============

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

The publicly held entity that is today Softnet Technology Corporation (the Company or "SoftNet"), was founded in March, 1971 as International Mercantile Corporation (International Mercantile), organized under the laws of the State of Missouri. On July 31, 1999, International Mercantile liquidated its' majority interest in University Mortgage, Inc.,  its wholly owned subsidiary.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
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
JUNE 30, 2007 AND 2006
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

Furniture and fixtures                                        5 to7 Years
Computer Software and Equipment                  3 to 5 Years

Income Taxes

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated condensed financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre FIN 48 accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is     computed by  dividing net income (loss), after deducting preferred stock dividends   accumulated during the period, by the weighted-average number of shares of   common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares  of common stock, common stock equivalents and   other potentially dilutive securities outstanding during the period. The outstanding warrants at  June 30, 2007 and 2006, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted  SFAS  No.  123R, "Accounting  for Stock-Based  Compensation".  This statement requires a public  entity  to  measure  the cost of  employee  services  received  in exchange for an award of   equity  instruments  based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide  service.

In addition, a public  entity is required to measure the cost of employee services received in exchange for an award of liability  instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement  date.  Changes in fair value during the  requisite  service  period will be recognized as compensation cost over that period.

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Segment Information

The Company follows the provisions of SFAS No. 131,  Disclosures about Segments of an Enterprise and Related Information . This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $15,888 and $19,103 for the three months ended June 30, 2007 and 2006, respectively.

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

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended June 30, 2007 and 2006 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the six months ended June 30, 2006 have been reclassified to conform to the presentation of the June 30, 2007 amounts. The reclassifications have no effect on net income for the three months ended June 30, 2006.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                       June 30,               June 30,
                                                                         2007                    2006
Net Loss                                                      (917,679)           (1,647,660)

Weighted-average common shares
   outstanding (Basic)                               339,651,457          381,079,111

Weighted-average common stock
   equivalents:
      Stock options/Warrants                                    --                          --
Weighted-average common shares
   outstanding (Diluted)                             339,651,457          381,079,111
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
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Customer Concentrations

As of June 30, 2007, the Company's has two customers that accounted for approximately 25% of its accounts receivable. For the six months ended June 30, 2007, these two customers accounted for approximately 73% of its revenues.

NOTE 3 -   ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of has not been established at June 30, 2007.

NOTE 4 -   FIXED ASSETS

Fixed assets consist of the following at June 30, 2007:

Computer equipment                          $   100016
Furniture and fixtures                                30,397
Software                                                  30,000
                                                              160,413
                                                              (50,894)
                                     Total             $ 109,519
                                                          ========

Depreciation expense was $15,000  and $16,331 for the six months ended June 30, 2007 and 2006 respectively. The Company acquired $155,000 of fixed assets in the acquisition of InsPara and Perinet.

NOTE 5 -   NOTES PAYABLE – BANK

In the acquisition of PeriNet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the had a balance at acquisition of $60,000 and at quarter end of $96,856. During the current quarter the former shareholders of PeriNet paid the line of credit in full. The company currently is responsible for the amount formerly due to the bank now to the former shareholders. Currently the company pays an annual interest rate of 10%.

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

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. Interest for the year ended December 31, 2006 and 2005 was approximately $87,000 and $31,288. On June 30, 2006, the Company agreed to convert this debt as of June 30, 2006 (both the note and all accrued interest) into 20,000,000 warrants to purchase Class A Common Shares at an exercise price of $0.035 per share. The warrants expired April 30, 2007 (see Note 9). For financial reporting purposes the note has been canceled and is no longer being reported by the company as outstanding. The prior outstanding balance due has been classified to equity.

In June 2007, the Company entered into an agreement with three companies to borrow $366,667 with the ability to borrow up to $1.5 million based on certain conditions being met. The loans carry an interest rate of 8% and is due to mature and be paid in its entiretly on June 26, 2008. Interest is payable on October 1, 2007 and quarterly thereafter up to the maturity date. The loans have a conversion option into the Company’s common stock. The conversion price of the stock shall be the lesser of (i) the Initial Market Price of the stock at the time of the loan or (ii) Fifty-five percent (55%)  of the average of the three lowest intra-day trading prices during the twenty trading days immediately prior to the Conversion date.  In addition the Company will issue one Class A warrant and one class B warrant will be issued for each two dollars loaned to the company. The per warrant share exercise price to acquire a warrant share upon exercise of Class A warrant shall be $0.03 and the exercise price of Class B warrant shall be $0.06. Both Class A and Class B warrant shall be expire seven years after the closing date.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 7 -   RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2007 were $245,000 and consists of advances totaling $205,000 from Jim Farinella, a former director of the company and $40,000 advanced from Jim Booth, Chief Executive Officer. Subsequent to the current quarter the company paid an additional $35,000 to Mr. Farinella.

 NOTE 8 -   ACQUISITIONS

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 8 -   ACQUISITIONS (CONTINUED)

The summarized unaudited pro forma financial information for the six months ended June 30, 2006,  that follows assumes the acquisition of PeriNet Technologies, Indigo Technology, Net Centric Solutions, Inc., Cord Consulting , InsPara and PeriNet was consummated on January 1, 2006:

Six Months Ended June 30, 2006

Sales	$ 1,349,414
Cost of sales	(857,874)
Gross profit (loss)	491,540
Operating expenses	(2,149,857)
Loss before other (expense)	(1,658,317)
Other (income) expense	445,425
Net loss before provision for income taxes	(1,212,892)
Provision for income taxes	(6,515)
Net loss	$ (1,219,407)
==============
Net loss per basic and diluted shares	$ (.00319)
==============
Weighted average number of common shares
outstanding	367,397,469
==============

The unaudited pro forma results of operations for the six months ended June 30, 2007, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2006.

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)

Class B Common Stock

As of June 30, 2007, there were 5,000,000 shares authorized, and 2,104,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.  Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2006; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in  March 2007.  As at June 30, 2007, Mr. Farinella holds 300,000 shares of Class B common stock, and Mr. Facciani holds 1,804,000 shares of Class B common stock.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

Warrants

Effective June 30, 2006, the Company converted the $500,000 debt in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expired April 30, 2007. The value of the warrants using the Black-Scholes method is $618,059 and is reflected on the consolidated condensed balance sheet. The difference of $49,374 represents a loss on conversion of the debt to warrants and is reflected in the consolidated condensed statements of operations of the year ended December 31, 2006. The Black-Scholes assumptions utilized were as follows: expected life in years – 2 years; annualized volatility – 125%; and discount rate – 5%.

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2006 Granted during the year Surrendered, forfeited or expired Exercised	9,400,00 500,000 (500,000)	.0025 .0025 - .0025

Options outstanding at June 30, 2007	9,400,000	$.0025
	==============	===============

Exercisable options outstanding, and the related weighted average exercise price at June 30, 2007 and 2006 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at June 30, 2007 and 2006.

	2007	2006

Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 4.50	$9,400,000 0025 4.50
Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

Preferred Stock

At June 30, 2007, there are 5,000,000  shares of Class A Preferred Stock, par value $.001 authorized and 5,000,000 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding.

Common Stock

As of June 30, 2007, there were 500,000,000 shares authorized, and 361,943,775 shares issued and outstanding, of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of June 30, 2007, there were 5,000,000 shares authorized, and 2,104,000 shares issued and outstanding of the Company's common stock B with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2006; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in  March 2007.  As at June 30, 2007, Mr. Farinella holds 300,000 shares of Class B common stock, and Mr. Facciani holds 1,804,000 shares of Class B common stock.

NOTE 10 -   NOTES RECEIVABLE

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which was to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of June 30, 2006, all interest has been paid to date. The note was renegotiated and a settlement agreement was agreed upon between the Company and PearlNet to write down the loan balance to $66,000.

NOTE 11 -   GOING CONCERN

As shown in the accompanying  consolidated condensed financial statements the Company has incurred significant recurring losses of $917,679 and $1,647,660 for the six months ended June 30, 2007 and 2006, and has a working capital deficiency of $948,526 as of June 30, 2007.  The Company in 2006 acquired InsPara and Perinet, and the full impact of this acquisition will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

NOTE 12 -  PROVISION FOR INCOME TAXES

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

At June 30, 2007, deferred tax assets approximated the following:

Net operating loss carryforwards          $ 9,800,000
Less:  valuation allowance                      (9,800,000)
                                                            $            -0-
                                                           =========

At June 30, 2007, the Company had accumulated deficits  approximating $32455059 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(CONTINUED)

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended June 30, 2007 and 2006 is summarized as follows:

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The business activities of the Company are now that of the wholly owned subsidiaries: Indigo Technical Services, Inc., Perinet Technologies and InsPara Networking Technologies, Inc.

The Company anticipates that their sources of liquidity will come from the private sale of the Company's securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

During the three months ended June 30, 2006, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary SoftNet International, Inc. The resulting gains from disposal are included in the Company's financials for the three months ended June 30, 2006.

Results of Operations

Six Months Ended June 30, 2007 and June 30, 2006

Revenues for the six months ended June 30, 2007 were $4,192,009 as compared to $2,612,427 for the six months ended June 30, 2006. The Company's acquisitions and combination of operations were the reasons the Company experienced fast revenue growth.

Cost of sales for the six months end June 30, 2007 was $3,257,928 compared to $1,879,516 for the six months ended June 30, 2006. The increase in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the six months ended June 30 2007 were $1,768,707 as compared to $2,806,284  for the six months ended June 30, 2006, decrease of approximately $1,037,577 due in large part to the decrease in depreciation, amortization and impairment

Other income (expense) was $(83,053) for the six months ended June 30 2007 compared to $(81,193) for the first six months  of 2006.

The gross margin of  22% in the first six months of 2007 was attributable to the acquisitions being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

Three Months Ended June 30, 2007 and June 30, 2006

Revenues for the six months ended June 30, 2007 were $2,104,323 as compared to $1,518,904 for the three months ended June 30, 2006. The Company's acquisitions and combination of operations were the reasons the Company experienced fast revenue growth.

Cost of sales for the three months end June 30, 2007 was $1,659,438 compared to $1,145,543 for the three months ended June 30, 2006. The increase in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the three months ended 2007 were $831,774 as compared to $772,682  in the second quarter of 2006, an increase of approximately $59,092.

Other income (expense) was $(79,483) for of the three month period ended June 30, 2007 compared to $(75,641) for the three month period ended June 30, 2006.

The gross margin of  21% in the second quarter of 2007 was attributable to the acquisitions being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

Liquidity and Capital Resources

For the six-months ended June 30, 2007, the Company used $434,995 in operating activities compared to $114,304 for the six-months ended June 30, 2006. The increase in cash used in operating activities of approximately $320,000 is most attributable to the increase in accounts receivable offset by  the lower net loss incurred by the company in each quarter.   The Company has continued to borrow certain amounts from related parties and other unrelated third parties as discussed in the footnotes of the financials,  to finance the operations brought in to the company through the acquisitions. The Company has made significant progress with respect to future funding through  unrelated third parties.  Funding is being sought which will enable the Company to market, and continue to expand operations at a quickened pace. We anticipate that going forward; we will continue to streamline administrative and professional fees to conserve cash flow. Once the recognition of increased revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2007 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Additional capital would be required to increase the pace of growth for the overall company.  It is expected in the short term through organic growth and strategically targeted acquisitions that the Company will be able to sustain a very high rate of growth however it will require additional capital.

Item 3. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 5. Other Information

Effective August 16,  2007  the  Company  engaged the services of Kramer Weisman and Associates, LLP (“KWA”)  as its new certifying accountant.    Bagell, Josephs, Levine & Company, LLC (“BJL”), our former auditors,  ceased the client-auditor relationship.   Notice by BJL was given pursuant to a letter dated  July 23, 2007.   The Company’s audit committee voted to hire KWA on August 16, 2007.

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

                                                                                           SoftNet Technology Corporation

Date: August 17, 2007                                                         By:  /s/ James Booth
                                                                                                  James Booth
                                                                                                 Chief Executive Officer