Form 10QSB
period 2007-09-30
SoftNet Technology Corp.
filed 2007-11-15
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required tofile such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class A 364,527,108 shares of Common Stock, $0.001 par value, as of November 14, 2007; 2,104,000 Class B $0.001 par value as of November 14, 2007.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated condensed Balance Sheet as of September 30, 2007 (unaudited)

Consolidated condensed Statements of Operations for the Three and Nine Months
   Ended September 30, 2007 and 2006 (unaudited)

Consolidated condensed Statements of Cash Flows for the Nine Months
   Ended September 30, 2007 and 2006 (unaudited)

Notes to Consolidated condensed Financial Statements (unaudited)

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 5,197
Accounts receivable	484,674
Notes receivable	51,400
Prepaid expenses and other current assets	11,624

Total Current Assets	552,895
Fixed assets, net of depreciation	101,018
Deposits	36,100

TOTAL ASSETS	$ 690,013
=============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 1,374,915
Due to related parties	245,000
Current portion of notes payable	16,333
Line of credit	96,826

Total Current Liabilities	1,733,074

LONG-TERM LIABILITIES
Notes payable, net of current portion	120,156

Convertible notes payable	366,667
Total Long-Term Liabilities	486,823

TOTAL LIABILITIES	$ 2,219,897

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 4,740,000 shares issued and outstanding	4,740
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	-
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 376,043,774 shares issued ,	376,044
Common Stock, Class B, $.001 5,000,000 shares authorized
and 2,104,000 shares issued and outstanding	2,104
Warrants	618,259
Additional paid-in capital	30,160,704
Accumulated other comprehensive income (loss)	65,498
Deficit	(32,757,233)

Total Stockholders' Equity (Deficit)	(1,529,884)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 690,013
=============

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
OPERATING REVENUES
Revenue	$ 6,573,009	$ 4,215,560	$ 2,104,323	$ 1,603,133
COST OF SALES	5,127,347	1,230,363	1,659,438	1,088,622

GROSS PROFIT	1,445,662	2,985,197	444,885	514,511

OPERATING EXPENSES
Professional fees and compensation expenses	1,910,113	3,627,218	549,262	630,738
Advertising and marketing expenses	17,646	30,438	893	8,964
General and administrative expenses	346,597	593,162	268,250	233,201
Depreciation, amortization and impairment	41,869	2,479,967	13,369	1,314,126

Total Operating Expenses	2,316,225	6,730,785	831,774	2,187,029

LOSS BEFORE OTHER (EXPENSE)	(870,563)	(3,745,588)	(386,889)	(1,672,518)
OTHER INCOME (EXPENSE)
Write down of notes receivable	(65,000)		(65,000)
Loss on conversion of debt warrants		-
Interest expense, net	(275,967)	(30,690)	(14,483)	1,454

Total Other Income (Expense)	(340,967)	(30,690)	(79,483)	1,454

NET LOSS FROM CONTINUING OPERATIONS	(1,211,530)	(3,776,278)	(466,372)	(1,671,064)

DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	-	513,903	-	-

Total Discontinued Operations	-	513,903	-	-

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(1,211,530)	(3,262,375)	(466,372)	(1,671,064)
Provision for Income Taxes		(9,644)	(11,804)	(2,667)

NET LOSS APPLICABLE TO COMMON SHARES	(1,211,530)	$ (3,272,019)	$ (478,176)	$(1,673,731)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

From continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

From discontinued operations	$ -	$ 0.00	$ -	$ -

From sale of subsidiary	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	385,483,647	380,914,951	356,314,645	416,554,985

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$ (1,211,530)	$ (1,966,168)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	23,500	24,606
Impairment of goodwill		1,149,510
Common stock issued for consulting services and compensation		595,803
Loss on conversion from debt to warrants		49,374
Net cash provided received in acquisition of subsidiary	-	40,811
Changes in assets and liabilities
(Increase) in accounts receivable	(89,691)	(6,722)
Decrease in prepaid expenses	25,757	(38,695)
(Increase) in deposits	(15,220)	(18,470)
Increase(Decrease) in accounts payable and
and accrued expenses	469,418	(297,566)

Total adjustments	413,764	1,498,651

Net cash (used in) operating activities -
continuing operations	(797,766)	(467,517)

Discontinued Operations:
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	-	(65,499)

Net cash (used in) operating activities -
discontinued operations	-	(65,499)

Net cash (used in) Operating Activities	(797,766)	(533,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
Increase (decrease) in amounts due to related parties	45,000	365,563

Stock issued for Cancellation of Amounts due to related parties		150,000
Cancellation of Debt		(1,180,000)
Stock Issued for Cancellation of Debt		1,180,000
Payments received on note receivable	75,600	38,000
Proceeds from draws on Line of Credit	96,826	40,000
Acquisition of fixed assets	(1,020)	(6,904)

Net cash provided by (used in) investing activities	216,406	586,659

CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Decrease in Notes Payable	120,156	-
Net payments from issuance of notes payable - other	-	(6,904)
Proceeds from convertible notes payable	366,667	-
Shares issued for services	314,909	-

Net cash provided by financing activities	561,420	(6,904)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	(19,940)	46,739
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	25,137	20,541

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 5,197	$ 67,280
	============	============

The accompanying notes are an integral part of the consolidated condensed financial statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEMPTEMBER 30, 2007 AND 2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 275,976	$ 41,112
	============	============
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$ -	$ 398,089
Prepaid expenses		49,895
Accounts Payable		60,648
Acquisition of InsPara and Perinet Technologies:
Cash portion of purchase price paid	$ -	100,000
Accounts receivable	-	$ (378,320)
Fixed assets	-	(134,400)
Deposit	-	(6,759)
Accounts payable and accrued expenses	-	438,733
Note Payable of Line of Credit		141,489
Line of Credit		60,000
Goodwill	-	(5,560,037)
Common stock issued	-	5,500,000
Cash acquired in acquisition	$ -	$ 40,811

Impairment of goodwill	$ 5,336	$ 1,345,224
	============	============

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

The unaudited  consolidated condensed financial statements included herein have been prepared, without audit, pursuant to therules and regulations of the Securities and Exchange Commission (SEC).  The  consolidated condensed financial statements andnotes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidatedcondensed statements and notes.  Certain information and footnote disclosures normally included in financial statements preparedin accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to suchrules and regulations, although the Company believes that the disclosures are adequate to make the information presented notmisleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the December 31,2006 Forms 10KSB and the audited financial statements and the accompanying notes thereto.  While management believes theprocedures followed in preparing these  consolidated condensed financial statements are reasonable, the accuracy of the amountsare in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These  consolidated condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated condensed operations and cash flows for the periods presented.

The publicly held entity that is today Softnet Technology Corporation (the Company or "SoftNet"), was founded in March, 1971 as International Mercantile Corporation (International Mercantile), organized under the laws of the State of Missouri. On July 31,1999, International Mercantile liquidated its' majority interest in University Mortgage, Inc.,  its wholly owned subsidiary.

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

Under the terms of the Agreement the issued and outstanding shares of STI were exchanged on a one (1) for one (1) basis for shares of International Mercantile. In order to facilitate the transaction the Board of Directors of International Mercantile authorized the issuance of issued an additional 20,511,365, resulting in no change in its capital structure. The stock certificates were issued on October 19, 2001 by approval of the board. Further aspects of the exchange included the purchase of 1,142,858shares of Class B common stock of Solutions Technology, Inc. by two parties, David A. Facciani and Integrated Capital Corporation for $1.00. On January 14, 2002 the transaction was completed and on February 14, 2002 the Company changed its corporate name to of T & G² Inc. and it's state of incorporation to Nevada. T & G² also effected an eight (8) for one (1) reverse stock split of its common stock changed the par value of its shares to $0.001.

On July 22, 2004, The Company changed its name to Softnet Technology Corp.

On or about January 11, 2006, the Company entered into a certain Plan and Agreement of Reorganization (the Agreement) with InSpara. The Company previously entered into a Plan and Agreement of Reorganization with InSpara, Inc. on October 31, 2005, which was terminated on January 11, 2006. Under the terms of the Agreement InSpara would merge with and into the Company .The closing took place on January 18, 2006 effective, January 1, 2006. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; (ii) all registration rights held by stockholders of InSpara, if any, shall be terminated; and (iii) InSpara shall have 291,000 shares of its Class B Common Stock issued and outstanding.Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet's Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada. The Company recognized $4,320,760 of goodwill in this transaction and has impaired the entire amount as of the year ended December 31, 2006.

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
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet was to merge into the Company. Under the terms of the merger, the Company is to pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a  maximum value of $2,100,000, $1,000,000 of which is guaranteed and the remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and$376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 was impaired in the year ended December 31, 2006.

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

A)   SoftNet Technology Corp., Indigo Technology Services, InsPara Networking Technologies, Inc. and PeriNet Technologies,LLC

In June of 2006, the Company performed a merger rollup where all of its subsidiaries were merged with and into SoftNet Technology Corp.  Prior to the rollup, each of these companies recognized revenue when computer networking professional services are provided. Staffing revenue is recognized when the personnel provide the service.  Beginning with the third quarter2006, the Company no longer has any subsidiaries and is one operating unit.

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

EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, provides guidance on whether an entity is an agent for a vendor-manufacturer, and thus recognizes the net retain age (commission) for serving in that capacity, or whether that entity is a seller of goods (principal), and thus recognizes revenue for the gross amount billed to a customer and an expense for the amount paid to the vendor-manufacturer. The Company considers this EITF when recognizing revenue for its Wholesale By Ussubsidiary. The Company considers themselves the primary obligor in an arrangement, and establishes the selling price and assumes the credit risk, therefore recognizes revenue gross.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
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

Effective December 31, 2006, we adopted FIN 48, Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated condensed financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within income taxes” in our condensed consolidated statements of operations, when applicable. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre FIN48 accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is    computed by  dividing net income (loss), after deducting preferred stock dividends   accumulated during the period, by the weighted-average number of shares of   common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares  of common stock, common stock equivalents and   other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2007 and 2006, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2007, the FASB issued FASB Staff Position (FSP”) FIN 48-1, or FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements”(FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a frame work for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information .This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $15,888 and $19,103 for the three months ended September 30, 2007 and 2006, respectively.

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

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the nine months ended September 30, 2007 and2006 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the nine months ended September 30, 2006 have been reclassified to conform to the presentation of the September 30, 2007 amounts. The reclassifications have no effect on net income for the three months ended September 30, 2006.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                   September 30,     September 30,
                                                                         2007                    2006

Net Loss                                                     (1,211,530)           (3,272,019)

Weighted-average common shares
   outstanding (Basic)                                 385,483,647          380,914,951

Weighted-average common stock
   equivalents:
      Stock options/Warrants                                      --                          --
Weighted-average common shares
   outstanding (Diluted)                              385,485,647          380,914,951
                                                                =========         =========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108,Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements  .SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 158,  Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans  -  an amendment of FASB Statements No. 87, 88, 106 and 132(R)  . SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFASNo. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company adopted SFAS No. 158 on December 31, 2006 and the impact of adoption was not material to its consolidated condensed financial statement.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks in herent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Customer Concentrations

As of September 30, 2007, the Company's has two customers that accounted for approximately 25% of its accounts receivable. For the nine months ended September 30, 2007, these two customers accounted for approximately 73% of its revenues.

NOTE 3 -   ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of has not been established at September 30, 2007.

NOTE 4 -   FIXED ASSETS

Fixed assets consist of the following at September 30, 2007:

Computer equipment                          $  100,016
Furniture and fixtures                               30,397
Software                                                 30,000
                                                             160,413
                                                             (59,395)
                                     Total         $    101,018
                                                      =========

Depreciation expense was $15,000 and $16,331 for the nine months ended September 30, 2007 and 2006 respectively. The Company acquired $155,000 of fixed assets in the acquisition of InsPara and Perinet.

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

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000.This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. Interest for the year ended December 31, 2006 and 2005 was approximately $87,000 and $31,288. On June 30, 2006, the Company agreed to convert this debt as of June 30, 2006 (both the note and all accrued interest) into 20,000,000warrants to purchase Class A Common Shares at an exercise price of $0.035 per share. The warrants expired April 30, 2007 (see Note 9). For financial reporting purposes the note has been canceled and is no longer being reported by the company as outstanding. The prior outstanding balance due has been classified to equity.

In June 2007, the Company entered into an agreement with three companies to borrow $366,667 with the ability to borrow up to$1.5 million based on certain conditions being met. The loans carry an interest rate of 8% and is due to mature and be paid in its entirely on June 26, 2008. Interest is payable on October 1, 2007 and quarterly thereafter up to the maturity date. The loans have a conversion option into the Company's common stock. The conversion price of the stock shall be the lesser of (i) the Initial Market Price of the stock at the time of the loan or (ii) Fifty-five percent (55%)  of the average of the three lowest intra-day trading prices during the twenty trading days immediately prior to the Conversion date.  In addition the Company will issue one Class A warrant and one class B warrant will be issued for each two dollars loaned to the company. The per warrant share exercise price to acquire a warrant share upon exercise of Class A warrant shall be $0.03 and the exercise price of Class B warrant shall be $0.06. Both Class A and Class B warrant shall be expire seven years after the closing date.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SETPEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 7 -   RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2007 were $245,000 and consists of advances totaling $205,000 from Jim Farinella, a former director of the company and $40,000 advanced from Jim Booth, Chief Executive Officer.

NOTE 8 -   ACQUISITIONS

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill. Management has determined that the entire amount has been impaired as of the year ended December31, 2006. See below footnote-Subsequent Event as the assets of Indigo were sold November 1, 2007.

Indigo is a provider of business technology consulting and technology products and solutions designed to help companies integrate technology into everyday lives. Indigo is the creator of Guest Worx High Speed Internet Access. Net Centric provides similar services that Indigo provides. On October 17, 2005, Indigo entered into an Asset Purchase Agreement whereby they soldto Seamless Sky-Fi, Inc. (Seamless) all of its right, title and interest in the Guest Worx business of Indigo, including without limitation, all assets, property (including the Guest Worx software) and contracts, in a cashless transaction where the consideration consisted of the delivery of the sufficient number of shares of Seamless' Class C Preferred Stock with a market value of $100,000 as calculated in the Asset Purchase Agreement.  These preferred shares have been converted to common shares totaling 2,500,000. The investment represents approximately 2% of Seamless.

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

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet would merge into the Company. Under the terms of the merger, the Company will pay a total of $300,000 in cash over a period of 180 days, and issuerestricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. Due to the fact Perinet audited financial opinion was a going concern, the entire goodwill amount of $1,305,851 has been impaired.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 8 -   ACQUISITIONS (CONTINUED)

The summarized unaudited pro forma financial information for the nine months ended September 30, 2006, that follows assumes the acquisition of PeriNet Technologies, Indigo Technology, Net Centric Solutions, Inc., Cord Consulting, InsPara and PeriNet was consummated on January 1, 2006:

Nine Months Ended September 30, 2006

Sales	$ 4,215,560
Cost of sales	(1,230,363)
Gross profit (loss)	2,985,197
Operating expenses	(6,730,785)
Loss before other (expense)	(3,745,588)
Other (income) expense	(30,690)
Net loss from continuing operations discontinued operations	(3,776,278)
Total discontinued operations	513,903
Net loss before provision for income taxes	(3,262,375)
Provision for income taxes	(9,644)
Net loss	$ (3,272,019)
==============
Net loss per basic and diluted shares	$ (.001)
==============
Weighted average number of common shares
outstanding	380,914,951
==============

The unaudited pro forma results of operations for the nine months ended September 30, 2007, are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition been consummated on January 1, 2006.

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)

Class B Common Stock

As of September 30, 2007, there were 5,000,000 shares authorized, and 2,104,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.  Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in September 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2006; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in  March 2007.  As of September 30, 2007, Mr. Farinella holds 300,000 shares of Class B common stock, and Mr. Facciani holds 1,804,000 shares of Class B common stock.

Stock Options

As of January 1, 2000, STI adopted a stock option plan under which 20,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of STI.  The options were to be exercised at not less than 85% of the fair market value of the shares on the date of grant.  The options were to expire after 10 years from the date of grant.  The options were to be exercisable immediately when granted and are were subject to restrictions on transfer, repurchase and right of first refusal. When in 2002, STI was acquired by the Company; these options were cancelled and replaced with identical options of the Company. The Company did not record any compensation expense for the granting of options in the year ended December 31, 2006 and 2005.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

Warrants

Effective June 30, 2006, the Company converted the $500,000 debt in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expired April 30, 2007. The value of the warrants using the Black-Scholes method is $618,059 and is reflected on the consolidated condensed balance sheet. The difference of $49,374represents a loss on conversion of the debt to warrants and is reflected in the consolidated condensed statements of operations of the year ended December 31, 2006. The Black-Scholes assumptions utilized were as follows: expected life in years – 2years; annualized volatility – 125%; and discount rate – 5%.

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2006 Granted during the year Surrendered, forfeited or expired Exercised	9,400,00 500,000 (500,000)	.0025 .0025 - .0025

Options outstanding at September 30, 2007	9,400,000	$.0025
	==============	===============

Exercisable options outstanding, and the related weighted average exercise price at September 30, 2007 and 2006 were 9,400,000 and9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at September 30, 2007 and 2006.

	2007	2006
Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 4.50	$9,400,000 .0025 4.50
Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net lossand loss per share would have been increased to the following pro forma amounts shown below:

Preferred Stock

At September 30, 2007, there are 5,000,000 shares of Series A Preferred Stock, par value $.001 authorized and 4,740,000 shares issued and outstanding. In April, 2003, the Company passed a board resolution to re-instate the Series A Preferred Stock changing its par value to $.001.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Series B Preferred Stock, par value $.001.As of December 31, 2005, the Company has 0 shares issued and outstanding.

Common Stock

As of September 30, 2007, there were 500,000,000 shares authorized, and 364,527,108 shares issued and outstanding, of the Company's common stock A with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of September 30, 2007, there were 5,000,000 shares authorized, and 2,104,000 shares issued and outstanding of the Company's common stock B with a par value of $.001. In February 2003, the Company upon an approved board resolution increased the authorized limit of

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2006; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in March 2007.  As at September 30, 2007, Mr. Farinella holds 300,000 shares of Class B common stock, and Mr. Facciani holds 1,804,000 shares of Class B common stock.

NOTE 10 -   NOTES RECEIVABLE

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which was to be repaid in two annual installments of $25,000, and the remaining $115,000in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of September 30, 2007, all interest has been paid to date. The note was renegotiated and a settlement agreement was agreed upon between the Company and PearlNet to write down the loan balance to $66,000.

NOTE 11 -   GOING CONCERN

As shown in the accompanying consolidated condensed financial statements the Company has incurred significant recurring losses of $1,211,530 and $3,272,019 for the nine months ended September 30, 2007 and 2006, and has a working capital deficiency of $1,174,179 as of September 30, 2007.  The Company in 2006 acquired InsPara and Perinet, and the full impact of this acquisition will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

At September 30, 2007, deferred tax assets approximated the following:

Net operating loss carry forwards          $ 9,800,000
Less:  valuation allowance                      (9,800,000)
                                                            $            -0-
                                                           =========

At September 30, 2007, the Company had accumulated deficits approximating $32,757,233 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(CONTINUED)

NOTE 13 -   STOCKHOLDERS' EQUITY (DEFICIT)

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended September 30, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	=============	=============

NOTE 14  -  SUBSEQUENT EVENT

On November 1, 2007 the Company sold certain assets of its division based in Atlanta, Georgia. Assets included in the sale are furniture and fixtures, customer lists, trademarks and trade names, vendor lists and goodwill. Excluded are cash and all accounts and notes receivable. The assets were purchased for a total price of $84,626. Purchase price included $37,500 and the assumption of the $47,156 of accounts payable by the new owners.  The company will no longer operate a subsidiary in Atlanta. Certain other conditions, representations and warranties apply.

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The business activities of the Company are now that of the wholly owned subsidiaries: Indigo Technical Services, Inc., Perinet Technologies and InsPara Networking Technologies, Inc.

The Company anticipates that their sources of liquidity will come from the private sale of the Company's securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

During the three months ended September 30, 2006, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary SoftNet International, Inc. The resulting gains from disposal are included in the Company's financials for the three months ended September 30, 2006.

Results of Operations

Nine Months Ended September 30, 2007 and September 30, 2006

Revenues for the nine months ended September 30, 2007 were $6,573,009 as compared to $4,215,568 for the nine months ended September 30, 2006. The Company's acquisitions and combination of operations were the reasons the Company experienced fast revenue growth.

Cost of sales for the nine months end September 30, 2007 was $5,127,347 compared to $1,230,363 for the nine months ended September 30, 2006. The increase in cost of sales was mainly due to the increased operations of the Company from the acquisitions.

Operating expenses for the nine months ended September 30, 2007 were $2,316,225 as compared to $6,730,785 for the nine months ended September 30, 2006, decrease of approximately $4,414,560 due in large part to the decrease in  professional fees, depreciation, amortization and impairment

Other income (expense) was $(340,967) for the nine months ended September 30 2007 compared to $(30,690) for the first nine months of 2006.

The gross margin of  22% in the first nine months of 2007 was attributable to the acquisitions being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

Three Months Ended September 30, 2007 and September 30, 2006

Revenues for the three months ended September 30, 2007 were $2,104,323 as compared to $1,603,133 for the three months ended September 30, 2006. The Company's acquisitions and combination of operations resulted in the Company revenue growth.

Cost of sales for the three months end September 30, 2007 was $1,659,438 compared to $1,088,622 for the three months ended September30, 2006. The increase in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the three months ended 2007 were $831,774 as compared to $2,187,029 in the second quarter of 2006, an increase of approximately $1,355,255.

Other income (expense) was $(79,483) for of the three month period ended September 30, 2007 compared to $(1,454) for the three month period ended September 30, 2006.

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

Liquidity and Capital Resources

For the nine-months ended September 30, 2007, the Company used $797,766 in operating activities compared to $467,517 for the nine-months ended September 30, 2006. The increase in cash used in operating activities of approximately $330,000 is most attributable to the increase in accounts receivable offset by  the lower net loss incurred by the company in each quarter.   The Company has continued to borrow certain amounts from related parties and other unrelated third parties as discussed in the footnotes of the financials, to finance the operations brought in to the company through the acquisitions. The Company has made significant progress with respect to future funding through unrelated third parties.  Funding is being sought which will enable the Company to market, and continue to expand operations at a quickened pace. We anticipate that going forward; we will continue to streamline administrative and professional fees to conserve cash flow. Once the recognition of increased revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2007 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Additional capital would be required to increase the pace of growth for the overall company.  It is expected in the short term through organic growth and strategically targeted acquisitions that the Company will be able to sustain a very high rate of growth however it will require additional capital.

Item 3.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Control over Financial Reporting

In April 2003, the Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing matters to an independent representative of the Company's Audit Committee. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective.

Code of Ethics

In September 2002, the Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

Trading Policy

During 2003, the Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, insiders may purchase or sell Company securities if such purchase or sale is made within 30 days after an earnings or special announcement to include the10-KSB, 10-QSB and 8-K in order to insure that investors have available the same information necessary to make investment decisions as insiders.

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

Item 5.  Other Information

Effective August 16,  2007 the Company engaged the services of Kramer Weisman and Associates, LLP (KWA”) as its new certifying accountant.  Bagell, Josephs, Levine & Company, LLC (BJL”), our former auditors, ceased the client-auditor relationship.  Notice by BJL was given pursuant to a letter dated  July 23, 2007.  The Company's audit committee voted to hire KWA on August 16, 2007.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1 Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on itsbehalf by the undersigned thereunto duly authorized.

                                                                                                SoftNet Technology Corporation

Date: November 14, 2007                                                         By:  /s/ James Booth
                                                                                                       James Booth
                                                                                                       Chief Executive Officer