Form 10QSB/A
period 2007-09-30
SoftNet Technology Corp.
filed 2007-11-21
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10QSB/A
Amendment No. 1

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

Class A 364,527,108 shares of Common Stock, $0.001 par value, as of November 21, 2007; 2,104,000 Class B $0.001 par value as of November 21, 2007.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
OPERATING REVENUES
Revenue	$ 6,573,009	$ 4,215,560	$ 2,385,999	$ 1,603,133
COST OF SALES	5,127,347	1,230,363	1,879,107	1,088,622

GROSS PROFIT	1,445,662	2,985,197	506,892	514,511

OPERATING EXPENSES
Professional fees and compensation expenses	1,910,113	3,627,218	526,277	630,738
Advertising and marketing expenses	17,646	30,438	650	8,964
General and administrative expenses	346,597	593,162	160,076	233,201
Depreciation, amortization and impairment	41,869	2,479,967	13,868	1,314,126

Total Operating Expenses	2,316,225	6,730,785	700,871	2,187,029

LOSS BEFORE OTHER (EXPENSE)	(870,563)	(3,745,588)	(193,979)	(1,672,518)
OTHER INCOME (EXPENSE)
Write down of notes receivable	(65,000)		-0-
Loss on conversion of debt warrants		-
Interest expense, net	(275,967)	(30,690)	(99,913)	1,454

Total Other Income (Expense)	(340,967)	(30,690)	(99,913)	1,454

NET LOSS FROM CONTINUING OPERATIONS	(1,211,530)	(3,776,278)	(293,892)	(1,671,064)

DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	-	513,903	-	-

Total Discontinued Operations	-	513,903	-	-

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(1,211,530)	(3,262,375)	(293,892)	(1,671,064)
Provision for Income Taxes		(9,644)	-0-	(2,667)

NET LOSS APPLICABLE TO COMMON SHARES	(1,211,530)	$ (3,272,019)	$ (293,892)	$(1,673,731)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

From continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

From discontinued operations	$ -	$ 0.00	$ -	$ -

From sale of subsidiary	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	385,483,647	380,914,951	356,314,645	416,554,985

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

Segment Information

The Company follows the provisions of SFAS No. 131,  Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

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

Exercisable options outstanding, and the related weighted average exercise price at September 30, 2007 and 2006 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

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

Three Months Ended September 30, 2007 and September 30, 2006

Revenues for the three months ended September 30, 2007 were $2,385,999 as compared to $1,603,133 for the three months ended September 30, 2006. The Company's acquisitions and combination of operations resulted in the Company revenue growth.

Cost of sales for the three months end September 30, 2007 was $1,879,107 compared to $1,088,622 for the three months ended September30, 2006. The increase in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the three months ended 2007 were $700,871 as compared to $2,187,029 in the second quarter of 2006, an increase of approximately $1,486,158.

Other income (expense) was $(79,483) for of the three month period ended September 30, 2007 compared to $(99,913) for the three month period ended September 30, 2006.

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

                                                                                                 SoftNet Technology Corporation

Date: November 21, 2007                                                         By:    /s/ James Booth
                                                                                                       James Booth
                                                                                                       Chief Executive Officer