Form 10KSB
period 2007-12-31
SoftNet Technology Corp.
filed 2008-04-14
CIK 51387

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:   December 31, 2007

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

Yes [X]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007:

As of  April 15, 2008, there were outstanding : 457,715,202 shares of Class A Common Stock, $0.001 par value.

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

On or about January 11, 2006, the Company entered into a certain Plan and Agreement of Reorganization (the Agreement) with Inspara. The Company previously entered into a Plan and Agreement of Reorganization with Inspara, Inc. on October 31, 2005, which was terminated on January 11, 2006. Under the terms of the Agreement InSpara would merge with and into the Company. The closing took place on January 18, 2006 effective, January 1, 2006. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; (ii) all registration rights held by stockholders of InSpara, if any, shall be terminated; and (iii) InSpara shall have 291,000 shares of its Class B Common Stock issued and outstanding. Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet's Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada. The Company recognized $4,320,760 of goodwill in this transaction and has impaired the entire amount as of December 31, 2007.

In June of 2006, to achieve economies of scale and centralized organizational and operational continuity, the Company performed a merger rollup whereby its subsidiaries were rolled up and into SoftNet.  Accordingly, beginning in the second quarter of 2006, the Company no longer had any wholly owned subsidiaries and was one operating unit.

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

At December 31, 2007 there were 5,000,000 shares of Series A Preferred Stock, par value $1.00 authorized and 4,840,000 shares issued and outstanding. The Series A Preferred Stock was issued to members of the senior management team and key employees, primarily for recruitment and retention purposes. The terms of the Series A Preferred Stock requires that any employee holding such shares must be employed at the time of vesting. the shares vest as follows: 50% upon a three (3)  consecutive months in which the Company records revenues equal to an annualized revenue run rate of $10,000,000, 75% upon a three (3) months in which the Company records revenues equal to an  annualized run rate of  $15,000,000, an additional 12.5% of the preferred shares vests upon three (3) consecutive months in which the Company records revenues equal to an annualized run rate of  $17,500,000 and the preferred shares fully vest upon three (3) consecutive months in which the Company records revenues equal to an annualized run rate of $20,000,000. Except in the case of a change of control of the Company the Series A Preferred Stock will not vest until the Company achieves a $10,000,000 annualized revenue run for three (3) consecutive months,  The Series A Preferred Stock will automatically vest upon any change in management or  control of the Corporation. Each shares of the Series A Preferred Stock carries voting rights equal to 200 shares of the Company’s Class A Common Stock and each share of the Series A Preferred Stock converts into 50 shares of Class A Common stock.

As of December 31, 2007, there were 500,000,000 shares of Class A Common Stock authorized, and 457,715,202 shares issued, of which 150,000,000 shares were being held in escrow and as collateral for a contemplated loan, of the Company's Class A common stock with a par value of $.001. In 2007, the company cancelled 150,000,000 escrowed shares for the unfunded loan.

In February 2003, the Company, upon the approval of a board resolution, increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. As at December 31, 2007, 1,500,000 of the Class B shares were converted to Class A common shares and 3,500,000 remain issued and outstanding.

At December 31, 2007, there were 1,304,000 shares of Series B Common Stock issued and outstanding. During 2007, 2,196,000 shares of Series B Common Stock were converted to Class A Common Stock.

On November 9, 2007, the Company filed Form 14C with the Securities & Exchange Commission in connection with a 1 for 10 reverse split of its common stock. It is anticipated that the reverse split will be executed by the Company in April 2008.

CURRENT BUSINESS OPERATIONS  :

SoftNet Technology Corp. currently offers specialized, high-end Information Technology consulting services and solutions to enterprise and service providers, with the objective of helping its clients maximize the business value and cost effectiveness of their investments in IT infrastructure. SoftNet focuses in providing technology infrastructure services with specific capabilities in Information Security, Information Storage, Networking, Network Management, Systems Integration and Application Delivery Solutions.

The Company provides the customer with a full range of expert consulting and recruiting services helping its customers plan, deploy, secure, and manage IT services and infrastructures enabling them to meet their short and long term business objectives.

SoftNet utilizes a proven business model in the planning and executing of these services, which are administered by its experienced team of industry-qualified professionals. The Company prides itself in providing high quality consulting services, highly trained professionals, focused on providing client solutions and executing projects on time and within budget. SoftNet's solutions provide service capabilities that address key aspects of the customer's technology infrastructure.

SoftNet's approach uses a business model that features an industry-unique methodology, a professional staff recruiting model, and engineering operation model.

SoftNet targets three primary vertical sectors into which it markets its services: national and international commercial enterprises, telecommunication service providers and governmental agencies and organizations. It selects companies and organizations for which technology is an important element of the customer’s business model. In its commercial enterprise sector, SoftNet targets financial services firms, life science companies and technology manufacturing enterprises. The Company believes that these large, technology intensive customers present the best opportunity to develop long-term relationships.

SoftNet is led by a seasoned executive team, with more than 25 years of senior managerial experience for technology leaders including several publicly-held companies such as USWeb, Predictive Systems and Claremont Technology Group Inc. as well as a number of high growth privately-held IT service firms including Paranet, Greenwich Technology Partners Inc. and Gray Peak in establishing and operating professional services businesses, with a specialty in the total network life cycle business. Collectively, they were part of the management teams for companies, including that were acquired in excess of $3.7 billion, $450 million and $100 million, respectively; and for an IPO with a valuation of $1.5 billion. Management's extensive skill sets and experience across a broad cross-section of industries, with IT related services including global networking, e-commerce, database development, ITIL solutions, storage solutions, application delivery services, desk-top support security systems, and telecommunication services.

Towards establishing a position of leadership in providing professional network services, SoftNet's approach includes: establishing a track record of success, and strengthening current client relationships. Another facet of the strategy includes maintaining a dedicated engineer and employee base through promotion of a Company culture that fosters an absolute dedication to its clients and the delivery of solution-oriented services. The strategy also includes developing a presence in the major networking hub markets while attracting and retaining the highest quality engineers, and maintaining its technical expertise.

SoftNet leverages its expertise in understanding complex networks and systems software to develop frameworks for certain repetitive network-related tasks, including network monitoring, performance monitoring, security intrusion monitoring, and information storage. These frameworks are designed as "virtual consulting tools," provided in conjunction with consulting services, and are positioned to improve quality through a knowledge-base approach to services. The Company's frameworks and services provide information required for the increasingly complex, day-to-day operation of networks, while reducing the required technological expertise and experience of the Company’s personnel.

SoftNet offers its services on a long- or short-term basis across all phases of the technology life cycle. As a result, the Company's services are particularly well suited to clients having immediate business networking needs, as well as those customers who traditionally outsource or out-task all or a portion of their network infrastructure or operations. The caliber and experience of SoftNet's employees, the frameworks within which services are delivered, the Company's industry-proven delivery methodology, and employee reputation enable SoftNet to compete in an environment of constantly changing technical requirements. Softnet's highly skilled engineering staff is certified in the design, integration, and implementation of industry-popular hardware and software products focused on storage, security, application delivery and network operations/infrastructure management.

SoftNet Technology Corp. provides its clients with a structured approach, ensuring consistent methodology and an understanding of the firm's business requirements. All findings, recommendations, and architectural issues are provided to the client with specific recommendations for targeted solutions, alternate vendor and product capabilities, staffing issues, and the integration of these recommendations within the client's operation.

Item 2.     Properties

Softnet Technology's corporate office was located at Woodbridge Corporate Plaza, 485 Route 1 South, Building C, Iselin, New Jersey with about 3,500 square feet of space. The term of our lease was for this space began in September 2006 and expires in  May 2008.  We pay monthly rent for this space of approximately $7,000.

The Company previously has an Atlanta office, located at 1000 Holcomb Woods Parkway, Building 100,Suite 114 in Roswell, GA is approximately 2,000 square feet and houses the Company's technology infrastructure services.

The Company closed its sales offices in Dallas, Texas located at 3010 LBJ Freeway, Suite 1200 and in Santa Fe, New Mexico in 2007. It also closed its sales and service office in Newtown, Pennsylvania at 12 Penns Trail,  Suite 115 in January, 2008.

Item 3.     Legal Proceedings

There no legal proceedings in 2007. Subsequent to December 31, 2007 the Company received a Summons related to an outstanding loan assumed by the Company in the acquisition of PeriNet Technologies LLC in 2006. There is no dispute over the Company’s assumption of the loan and the Company intends to respond to the complaint as required. There are other minor pending disputes over amounts due to vendors which the Company believes will be satisfactorily resolved.

While SoftNet is not directly involved, Mr. Kevin Holt pled guilty to conspiracy to violate law arising out of dissemination of false information to investors of Inspara Networking Technologies. Mr. Holt has been cooperating with authorities in connection with a Federal investigation and the conspiracy to which he pled guilty ended in or about April 2005 as a result of his voluntary reporting of the offense prior to its discovery by law enforcement officials. The offense does not involve SoftNet Technology Corporation. As a result, Mr. Holt voluntarily resigned his position of Chairman of the Board and Chief Executive Officer as of November 16, 2006. He currently is employed as Chief Operating officer of the Company.

In 2007, the Company settled a dispute over an outstanding payable due to a vendor through agreement that provided  a reduction of  the amount due and a installment payment schedule.

In 2008, the Company received summons and complaints from two separate parties related the PeriNet acquisition. The first complaint filed is related to an outstanding loan assumed by SoftNet as part of the PeriNet acquisition. The second complaint addresses several issues including a loan which is in dispute and the issuance of certain additional shares to be issued in connection with reset provisions of the acquisition. The Company will respond and vigorously defend its actions in both these pending suits.

Item 4.     Submission of Matters to Vote of Security Holders

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

2006	High	Low
1st Quarter	$0.110	$0.072
2nd Quarter	$0.080	$0.031
3rd Quarter	$0.085	$0.026
4th Quarter	$0.050	$0.022

2007	High	Low
1st Quarter	$0.04	$0.024
2nd Quarter	$0.025	$0.009
3rd Quarter	$0.009	$0.0061
4th Quarter	$0.21	$0.0052

We may never pay any dividends to our shareholders. We have not declared any dividends for the years ended December 31,  2005, 2006 or 2007. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We are authorized to issue three classes of securities:
  500,000,000 shares of Class A common stock;
  5,000,000 shares of Class B common stock; and
  10,000,000 shares of Preferred Stock, 5,000,000 of which have been designated as Series A and 5,000,000 have been designated as Series B, subject to the approval by the requisite vote of our shareholders and the effectiveness of the filing with the Nevada Secretary of State of articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A and 5,000,000 shares of Series B.

The following is a summary of certain provisions of our capital stock, certificate of incorporation and bylaws.

Class A Common Stock

As of the date of this prospectus, there are 457,715,202 shares of Class A common stock outstanding, which are held of record by approximately 5,000 stockholders.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose.  In the event of our liquidation, dissolution, or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.  The common stock has no preemptive or conversion rights or other subscription rights.  There are no redemption or sinking fund provisions applicable to the common stock.

Class B Common Stock

As of the date of this prospectus, there are 2,104,000 shares of Class B common stock outstanding, which are held of record by approximately two stockholders.  Shares of Class B common stock are each convertible into 50 shares of Class A common stock and are each entitled to 200 votes per share.

Preferred Stock

Series A Preferred Stock

Subject to the approval by the requisite vote of our shareholders and the effectiveness of the filing with the Nevada Secretary of State of articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A, as of the date of this prospectus, there are 5,000,000 shares of Series A preferred stock authorized, 4,740,000 of which are issued or outstanding.  The Series A preferred stock has a conversion rate of 50 shares of Class A common stock for each one share of Series A preferred stock, which shall conditionally vest, and voting rights of 200 votes for each one share of Series A preferred stock.  The vesting of the conversion rights of the Series A preferred stock is that holders of the Series A preferred stock shall be permitted to, but are not required to, convert, pro rata, up to: (a) 50% of the Series A preferred stock held by such holder at such time as our actual gross annual revenue run rate, based on three consecutive months of results, reaches $10,000,000; (b) an additional 25% of the Series A preferred stock held by such holder at such time as our actual gross annual revenue run rate, based on three consecutive months of results, reaches $15,000,000; (c) an additional 12.5% of the Series A preferred stock held by such holder at such time as our actual gross annual revenue run rate, based on three consecutive months of results, reaches $17,5000,000; and (d) an additional 12.5% of the Series A preferred stock held by such holder at such time as our actual gross annual revenue run rate, based on three consecutive months of results, reaches $20,000,000.  Additionally, vesting of the conversion rights of the Series A preferred stock shall occur immediately upon any change in management or control of the company, including any change as the result of any sale, merger, or restructuring.

Series B Preferred Stock

Subject to the approval by the requisite vote of our shareholders and the effectiveness of the filing with the Nevada Secretary of State of articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series B, as of the date of this prospectus, there are 5,000,000 shares of Series B preferred stock authorized, none of which are issued or outstanding.

Our Board of Directors will be authorized to fix and determine from time to time before issuance the relative rights and preferences of the shares of Series B preferred stock and the restrictions or qualifications thereof, including, without limiting the generality of the foregoing, the following: (1) the dividend rate and the date or dates on which such dividends will be payable; (2) the amount or amounts to be received by the holders in the event of voluntary or involuntary dissolution or liquidation of the corporation; (3) the price or prices at which shares may be redeemed, if any, and any terms, conditions, limitations upon such redemptions; (4) the sinking fund provisions, if any, for redemption or purchase of shares; and (5) the terms and conditions, if any, on which shares may be converted at the election of the holders thereof into shares of other capital stock, or of other series of serial preferred stock, of the corporation.

Warrants

We have a total of 11,632,860 warrants outstanding as follows:

The Selling Stockholders collectively hold 550,000 Class A warrants with an exercise price of $0.03 per share of common stock and 550,000 Class B warrants with an exercise price of $0.06 per share of common stock.  Both warrants are exercisable for seven years from the final closing date of the note offering.

JPC Capital Partners, Inc. holds a five year warrant to purchase 5,266,430 shares of common stock at an exercise price of $0.03 per share and a five year warrant to purchase 5,266,430 shares of common stock at an exercise price of $0.06 per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION AND FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause SoftNet Technology Corporation's (SoftNet) actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. SoftNet cautions investors not to place undue reliance on forward-looking statements, which speak only to management's expectations on this date.

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet as of and for the year ended December 31, 2007 compared to as of and for the year ended December 31, 2006.

The Company anticipates that its sources of liquidity will come from the drawn down of the second the balance of $733,333.33 on its 8% Secured Convertible Note. The first traunche of which was drawn in June 2007 in the amount of $366,666.67 to cover the funding of corporate expenses, including working capital needs, legal and accounting and filing fees, as well as Sarbanes-Oxley compliance. The Company anticipates that these funds will to be available to it in a series of fundings starting in the second quarter of 2008.

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

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement the Company acquired the assets and assumed certain liabilities of Perinet. The Company paid a total of $300,000 in cash over a period of 180 days, and issue restricted Class A  Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which was guaranteed and the remainder vested based on quarterly revenue performance. The shares were valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 was impaired in the year ended December 31, 2006.  The Perinet merger agreement provided that when any shares issued pursuant to the agreement are eligible to come off of any Rule 144 restriction (i.e. the one year anniversary of the issuance of the stock, the “Free Trading Date”), the number of shares shall be reset so that the value of the shares on the Free Trading Date shall not be less than 75% of the value on the date of issuance. The Company will issue these additional shares to the sellers upon the completion of the 1 for 10 reverse split.

2007 COMPARISON WITH 2006

Revenues for 2006 were $6,213,304 as compared to $8,650,231 for 2007, a 39.2% increase in 2007. The Company's revenue growth was the result of its entering into new engagements with existing customers and soliciting engagements with new customers. This growth was partially offset by the Company’s withdrawal from the equipment reseller business in mid 2007. The largest contributor to the Company’s revenue growth is SoftNet’s technology infrastructure services practice with a specialty in storage. The Company’s largest client is a storage device manufacturer for which the Company provides installation and configuration services to end-user customers.   Other sources of revenue growth include the introduction of the Company’s Application Delivery practice. While Application Delivery was not significant in terms of initial revenues, the practice did provide new customers and some revenues during the fourth quarter of 2007. These additional revenue sources accounted for substantially all of the total increase for 2007.

Cost of revenue for 2006 was $4,268,703 compared to $6,778,606 for 2007. The increase in cost of revenues in 2007 relates to a change in the presentation of certain service related compensation costs which were reflected in operating expenses in 2006. The increase in cost of revenue was also the result of SoftNet’s hiring additional technology service professionals to complete engagements with its information technology service clients and certain costs of equipment resold by the Company in 2007. These costs of revenue accounted for the entire total for 2007.

The gross margin in 2006, was 30.1%. The gross margin in 2007 was 24%. This decline is attributable to certain engagements with lower gross margins with new customers in 2007 as part of the Company’s expansion efforts. In addition, the increased mix of equipment resale business generated by the Perinet acquisition and the SMB business had a negative effect on its gross margin in 2007. This was the primary reason behind the Company’s decision to exit the resale equipment business in late 2007.

Operating expenses for 2006 were $ 9,741,335 as compared to $3,455,625 in 2007. The decrease between the adjusted 2006 operating expense and the 2007 operating expense was the result of the elimination of certain operating expenses incurred in 2006 related to the divestiture of SoftNet GmbH and the acquisition and associated administrative costs of PeriNet, Inspara and Indigo. Management conservatively impaired all of its intangible assets as of December 31, 2006 which was recorded in the 2006 operating expenses including depreciation, amortization and impairment charges increased approximately $4.2 million due to the impairment of goodwill for Inspara, the impairment for the remaining Indigo goodwill and the entire PeriNet goodwill. None of these operating expenses for the impairment of intangible assets were recurring in 2007.

Net Interest Expense was $39,465 for 2006 compared to $49,973 in 2007. In addition to net interest expense incurred by the Company, the Company also factors certain receivables, the cost of which is reflected in Operating Expenses. Factoring costs in 2006 were $231,954 and $358,429 in 2007. The increase in factoring costs is due to the increase in the factoring of substantially all of the Company’s receivables in 2007. The overall increase in both interest and factoring costs in 2007 is the direct result of the Company’s growth in revenues and the need to finance the related Accounts Receivable.

Gain on sale of subsidiaries was $513,903 in 2006 and $69,626 in 2007. In 2006, the Company divested itself of its German-based subsidiary, SoftNet GmbH. In 2007 the Company sold Indigo Technology Services which primarily conducted the Company’s small business support services.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had a net working capital deficit of $1,833,524 compared to a net working capital deficit of $658,000 in 2006. This increase in the working capital deficit was attributable to the Company’s operating loss of $1,388,415, net of impairment of goodwill in 2007.

The Company used $516,564 in operating activities for continuing operations in 2006 compared to $435,423 used in 2007. This change was attributable in large part to the decrease in net loss from 2006 to 2007.

The Company had cash provided by investing activities of $412,667 compared to cash provided of $586,659 in 2006. This change was attributable to $666,019 in stock issuance to cancel debt to related parties versus in 2006 versus the proceeds of $366,667 from the first draw on the Company’s 8% convertible note in 2007.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements to be funded from operating cash flow and cash flow from financing activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2007 and 2006 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.     Financial Statements.

All financial information required by this Item is attached hereto beginning on Page 9.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Page(s)

Report of Independent Registered Public Accounting Firm	11

Balance Sheets as of December 31, 2007	12

Statements of Operations for the Years Ended December 31, 2007 and 2006	13

Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2007 and 2006	14

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	15-16

Notes to Consolidated Financial Statements	17-27

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545 Fax (303)369-9384 e-mail larryodonnelcpa@msn.com www.larryodonnellcpa.com	2228 South Fraser Street Unit 1 Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

To the Board of Directors
SoftNet Technology Corporation
Iselin, New Jersey

I have audited the accompanying consolidated balance sheet of SoftNet Technology Corporation, as of December 31, 2007, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoftNet Technology Corporation as of December 31, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 17 to the financial statements, the Company: had substantial losses and negative cash flow from operations in 2007 , which significantly reduced stockholders' equity and resulted in substantial retained deficits and working capital deficits at December 31, 2007; and will require additional funding to cover substantial expected negative cash flows in 2008.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 10, 2008

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 2,381
Accounts receivable-Net of allowance for doubtful accounts of $25,000	333,933
Current portion of notes receivable	36,800

Total Current Assets	373,114

Fixed assets, net of depreciation	77,518
Deposits	21,100

TOTAL ASSETS	$ 471,732
=============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 1,360,658
Due to related parties	246,000
Notes payable	599,980

Total Current Liabilities	2,206,638

Total Liabilities	2,206,638

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 4,740,000 shares issued and outstanding	4,740
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 457,715,202 shares issued and outstanding ,	457,715
Common Stock, Class B, $.001 5,000,000 shares authorized
And 3,500,000 shares issued and outstanding	1,306
Warrants	618,059
Additional paid-in capital	30,448,070
Accumulated other comprehensive income (loss)	65,498
Deficit	(33,330,294)

Total Stockholders' Equity (Deficit)	(1,734,906)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 471,732
=============

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

	DECEMBER 31,
	2007	2006
OPERATING REVENUES
Revenue	$ 8,650,232	$ 6,213,304
COST OF SALES	6,602,674	4,341,703

GROSS PROFIT	2,047,557	1,871,601
OPERATING EXPENSES
Professional fees and compensation expenses	2,465,927	2,150,993
Advertising and marketing expenses	31,489	97,351
General and administrative expenses	926,209	1,735,124
Depreciation, amortization and impairment	32,000	5,684,867

Total Operating Expenses	3,455,625	9,668,335

LOSS BEFORE OTHER (EXPENSE)	(1,408,068)	(7,796,734)

OTHER INCOME (EXPENSE)
Interest Income	5,000	12,001
Interest expense	(54,973)	(51,466)
Impairment of assets-Goodwill and Note Receivable	(404,500)	-0-

Total Other Income (Expense)	(454,473)	(39,465)

NET LOSS FROM CONTINUING OPERATIONS	(1,862,541)	(7,836,199)
DISCONTINUED OPERATIONS
Gain (loss) from disposal or sale of subsidiary	69,626	513,903

Total Discontinued Operations	69,626	513,903

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,792,915)	(7,322,295)
Provision for Income Taxes	-	(11,804)
NET LOSS APPLICABLE TO COMMON SHARES	$ (1,792,915)	$ (7,334,099)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.004)	$ (0.018)
From continuing operations	$ (0.004)	$ (0.019)
From discontinued operations	$ 0.000	$ 0.001
From sale of subsidiary	$ 0.000	$ 0.001

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	403,541,536	405,175,562

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Collateral			Accumulated
										Other
	Preferred Stock B		Common Stock Class A		Common Stock Class B		for Note			Income
Description	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Warrants	APIC	(Loss)	Deficit	Total

Balance December 31, 2005	-	$ -	339,619,692	$339,619	4,000,000	$ 4,000	$ (900,000)	$ -	23,012,160	$ 65,498	$(24,203,280)	(1,677,930)
Shares issued for Acquisition			63,999,998	64,000					6,412,849			6,507,277

Shares Issed for Services			20,952,656	20,953					1,347,893			1,368,846
Reclassifications of warrants								618,059				618,059
Conversion of Class B shares to Class A shares			35,000,000	35,000	(500,000)	(500)			-			(500)
Shares issued for cash	4,740,000	4,740										4,740
Net loss for the year											(7,334,100)	(7,334,100)

Balance December 31, 2006	4,740,000	$ 4,740	459,572,346	$459,572	3,500,000	$ (3,500)	$ (900,000)	$618,059	$ 30,772,902	$ 65,498	(31,537,380)	(520,109)

Shares issued for Acquisition			38,500,000	38,500					231,000			269,500
Shares cancelled as per agreement			(150,000,000)	(150,000)			900,000		(750,000)			-
Shares Issed for Services			27,142,856	27,143					274,474			301,617
Shares issued to repay debt prior year			50,000,000	50,000					(50,000)			-
Conversion of Class B shares to Class A shares			32,500,000	32,500		(2,194)			(30,306)			-
Net loss for the year											(1,792,915)	(1,792,915)

Balance December 31, 2007	4,740,000	$4,740	457,715,202	457,715	3,500,000	1,306	-	$618,059	$ 30,448,070	$ 65,498	(33,330,295)	(1,734,906)
	======	======	========	======	========	======	=======	======	=========	========	========	========

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$ (1,792,915)	$ (7,334,100)
Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation and Amortization	32,000	34,631
Impairment of goodwill	339,501	5,623,822
Common stock issued for consulting services and compensation	281,264	1,073,206
Loss on conversion of debt warrants		617,559
Net cash provided received in acquisition of subsidiary	37,500	40,811
Changes in assets and liabilities
Decrease in accounts receivable	36,050	166,359
Decrease in prepaid expenses	37,380	12,515
(Increase) in deposits	220	(12,621)
Increase in bad debt reserve	25,000	-
(Decrease) in accounts payable and
and accrued expenses	503,577	(288,784)

Total adjustments	1,292,492	7,267,498

Net cash (used in) Operating Activities	(500,423)	(66,602)
CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	46,000	-
Proceeds from draws on line of credit	-	35,543
(Increase) decrease in notes receivable	65,000	38,000
Proceeds from note payable	366,667	-
Acquisition of fixed assets	-	(7,345)
Net cash provided by (used in) investing activities	477,667	66,198
CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$ -	$ 5,000
Net payments from issuance of notes payable - other	-	-
Net cash provided by financing activities	-	5,000

NET INCREASE IN CASH
AND CASH EQUIVALENTS	(22,756)	4,596

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	25,137	20,541

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,381	$ 25,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 18,255	$ 41,112

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for:
Consulting services	$ 275,000	$ 398,089
Accounts payable	$ -	$ 60,648
Prepaid expenses	$ -	$ 49,895

Acquisition of InsPara and Perinet Technologies:
Cash portion of purchase price paid		$ 100,000
Accounts receivable	$ -	(378,320)
Fixed assets	-	(134,400)
Deposit	-	(6,759)
Other assets		(49,895)
Accounts payable and accrued expenses	-	438,733
Note Payable of Line of Credit		141,489
Line of credit		60,000
Goodwill	(339,501)	(5,630,037)
Common stock issued	339,501	5,500,000
Cash acquired in acquisiiton	$ -	$ 40,811

Impairment of goodwill	$ 339,501	$ 1,345,224

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

The publicly held entity that is today Softnet Technology Corporation (the Company or "SoftNet"), was founded in March, 1971 as International Mercantile Corporation (International Mercantile), organized under the laws of the State of Missouri.  On July 22, 2004, The Company changed its name to Softnet Technology Corp.

The Company acquired Indigo Technology Services (Indigo), a technology company based in Atlanta, Georgia and Net Centric Solutions, Inc. in April 2005 for 9,000,000 shares of restricted Class A Common Shares of stock (6,000,000 for Indigo and 3,000,000 for Net Centric). The Company in this transaction acquired $14,170 of accounts receivable and $58,235 in cash. The shares were valued at $.15 per share at the time of the transaction for a value of $1,350,000. The remaining $1,277,595 was recognized as goodwill in 2005. Management has determined that the entire amount has been impaired as of December 31, 2007.

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

On or about January 11, 2006, the Company entered into a certain Plan and Agreement of Reorganization (the Agreement) with Inspara. The Company previously entered into a Plan and Agreement of Reorganization with Inspara, Inc. on October 31, 2005, which was terminated on January 11, 2006. Under the terms of the Agreement InSpara would merge with and into the Company. The closing took place on January 18, 2006 effective, January 1, 2006. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; (ii) all registration rights held by stockholders of InSpara, if any, shall be terminated; and (iii) InSpara shall have 291,000 shares of its Class B Common Stock issued and outstanding. Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet's Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada. The Company recognized $4,320,760 of goodwill in this transaction and has impaired the entire amount as of December 31, 2007.

In June of 2006, to achieve economies of scale and centralized organizational and operational continuity, the Company performed a merger rollup whereby its subsidiaries were rolled up and into SoftNet.  Accordingly, beginning in the second quarter of 2006, the Company no longer had any wholly owned subsidiaries and was one operating unit.

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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, valuation of derivative liabilities, and the useful life of property and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $25,000.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007.

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits.  At December 31, 2007, the Company did not reached bank balances exceeding the FDIC insurance limit.  The Company has not experienced any losses in such accounts through December 31, 2007.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  For the year ended December 31, 2007, the Company did not grant any stock options.

Non-Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Cash and Cash Equivalents

The Company maintains cash accounts in commercial banks. Total cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to a limit of $100,000 per company. The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $53,335and $5,943 for the years ended December 31, 2006 and 2007, respectively.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,   "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"  .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended December 31, 2007 and 2005 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the year ended December 31, 2006 have been reclassified to conform to the presentation of the December 31, 2007 amounts. Reclassification includes approximately $1.7 million of general and administrative salaries and wages that has been reclassified to cost of sales in 2006.

The reclassifications have no effect on net income for the year ended December 31, 2006.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    December 31,            December 31,
                                                                           2007                         2006

Net Loss                                                    (  $1,727,915)            (  $7,334,099)
Weighted-average common shares
   outstanding (Basic)                                    403,541,536              405,175,562

Weighted-average common stock
   equivalents:
      Stock options                                                          -                                -
      Warrants                                                                 -                                -

Weighted-average common shares
   outstanding (Diluted)                                 403,541,536             405,175,562
                                                                   =========             =========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

NOTE 3 –   RECENT ACCOUNTING PRONOUCEMENTS

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48  (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141,  “ Business Combinations,”  which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 -   ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of $25,000 has been established at December 31, 2007.

NOTE 5 -   FIXED ASSETS

Fixed assets consist of the following at December 31, 2007:

   Computer equipment                      $   75,016
   Furniture and fixtures                           30,397
   Software                                             30,000
                                                            135,413
                                                           (57,894)
                               Total                  $   77,518
                                                         =======

Depreciation expense was $31,606 and $32,000 for the years ended December 31, 2006 and 2007.

NOTE 6 -   NOTES PAYABLE - BANK

In the acquisition of PeriNet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the process of being assigned to the company and had a balance at acquisition of $60,000 and at year end of $95,543.

NOTE 7 -   NOTES PAYABLE

As part of the PeriNet acquisition as of July 1, 2006 the company is responsible for a Promissory Note previously obtained by PeriNet. The original amount due at the time of the acquisition was $136,489. The note carries an annual interest rate of 4% and payments of $4,556.04 are paid and the end of every quarter until June 30, 2015.

NOTE 8 -   RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2007 were $200,000 and consists of the advance from Jim Farinella, a former director of the company.

The Company note payable to the related company bears no interest at December 31, 2007.

NOTE 9 -   ACQUISITIONS

On October 31, 2005, the Company entered into a Plan and Agreement of Reorganization with Inspara, Inc., a Delaware corporation (Inspara). Under the terms of the Agreement, Inspara will merge with and into the Company (the Merger). The Merger was scheduled to close no later than November 29, 2005. At the closing, Inspara was to exchange all of its common stock for approximately 40,909,091 shares of common stock of the Company and receive 291,000 shares of the Company's Class B common stock. The Company and Inspara on November 4, 2005, extended the due date to December 15, 2005, without revising any of the terms of the transaction. The transaction did not close on December 15, 2005, and the Company and Inspara entered into an Amended Plan and Agreement of Reorganization as of January 1, 2006, whereby the number of shares Inspara is to receive was increased to approximately 50,000,000 and established a new closing date of January 18, 2006.  Under this agreement, the stockholders of InsPara received, pro rata, after adjustments for fractional shares and rounding, a total of 49,999,998 shares of common stock of the Company. In the acquisition, the Company incurred $4,320,760 of goodwill. The Company has impaired all of this goodwill as of December 31, 2007.

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

NOTE 10 -   STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

At December 31, 2007, there are 5,000,000 shares of Series A Preferred Stock, par value $.001 authorized and 5,000,000 shares issued and outstanding. On November 13, 2006, in accordance with an approved  Board Resolution, the Company issued 5,000,000 of the Series A Preferred Stock to the Management of the Company which will vest only upon attainment of certain financial milestones and, once vested, can be converted into 250,000,000 shares of restricted Class A Common Stock.

Additionally, the Company authorized 5,000,000 shares of Series B Preferred Stock, par value $.001. As of December 31, 2005, the Company has 0 shares issued and outstanding. 282,703 shares were issued to Mercatus Partners, Ltd. in connection with an amended loan agreement. These shares were issued when the Company cancelled the 66,666,667 shares of Class A Common Stock that were issued as collateral to the original loan agreement. The amended loan agreement was terminated by the Company and all 282,703 shares have been cancelled of record. As of December 31, 2007 certificates representing 117,885 have been surrendered to the Company.

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

Class A Common Stock

As of December 31, 2007, there were 500,000,000 shares authorized, and 459,572,346 shares issued and outstanding, of the Company's Class A common stock with a par value of $.001.

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

Stock Options

As of January 1, 2000, STI adopted a stock option plan under which 20,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of STI.  The options were to be exercised at not less than 85% of the fair market value of the shares on the date of grant.  The options were to expire after 10 years from the date of grant.  The options were to be exercisable immediately when granted and are were subject to restrictions on transfer, repurchase and right of first refusal. When in 2002, STI was acquired by the Company, these options were cancelled and replaced with identical options of the Company. The Company did not record any compensation expense for the granting of options in the year ended ended December 31, 2007 and 2005.

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

	Options	Weighted Average Exercise Price

Options outstanding at December 31, 2004 Granted during the year Surrendered, forfeited or expired Exercised	9,400,000 0 0 0	$.0025 .0025 - .0025

Options outstanding at December 31, 2005	9,400,000.0025
Options outstanding at December 31, 2006 Granted during the year Surrendered, forfeited or expired Exercised	9,400,00 500,000 (500,000)	.0025 .0025 - .0025

Options outstanding at December 31, 2007	9,400,000	$.0025
	===============	===============

Exercisable options outstanding, and the related weighted average exercise price at December 31, 2007 and 2005 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2007 and 2005.

	2007	2006

Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 5.50	$9,400,000 .0025 4.50
Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

NOTE 11 -   NOTES RECEIVABLE

The Company sold a business segment in July 2004 for $300,000.  The Company has received $100,000 of this balance in the quarter ended December 31, 2005 and the remaining $200,000 in the quarter ended March 31, 2006.

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which was to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest was payable to Indigo at the rate of .007 percent compounded daily. In May 2006, the Company renegotiated this note with Pearlnet after receiving a payment of $2,000 to bring the total of the note to $163,000. The $163,000 will be paid in monthly installments ranging between $3,000 and $20,000 through March 2007. In addition, interest will be paid at the rate of $1,000 per month through March 2007. The amount outstanding as of December 31, 2007 is $127,000.

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

At December 31, 2007, deferred tax assets approximated the following:

Net operating loss carryforwards          $12,332,000
Less:  valuation allowance                     (12,232,000)
                                                                $    -0-
                                                           =========

At December 31, 2007, the Company had accumulated deficits approximating $33,330,294 available to offset future taxable income through 2025.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	=================	=================

NOTE 13 -   COMMITMENTS

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

NOTE 14 -   CANCELLATION OF SHARES HELD FOR NOTE PAYABLE

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

NOTE 15 -   NOTES PAYABLE – BANK

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

NOTE 16  -   SALE OF DIVISION

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

NOTE 17 -   GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has incurred significant recurring losses of $7,334,100 and $1,792,914 for the year ended December 31, 2006 and 2007, and has a working capital deficiency of $1,084,369 as of December 31, 2007.  The Company in January 2006 acquired InsPara and in September 2006 acquired PeriNet, and the full impact of these acquisitions will impact operations later on next year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with the current auditors.  There has been a change of auditor. Currently engaged by the Company is Larry O'Donnell, CPA, P.C., 2228 South Fraser Street, Unit I, Aurora, Colorado.

Previously, the Company had engaged Bagell, Josephs & Company, LLC located in Gibbsboro, New Jersey to serve as the Company’s auditing firm.

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

The Company's board of directors were advised by Bagell, Josephs & Company, LLC, the Company's prior independent registered public accounting firm, that during their performance of audit procedures 2006 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The company in 2007 has begun to correct these deficiencies. The Company hired a new third party consultant to assist with the quarterly and yearly filing process. In addition two new board members were added of which one has financial experience to advise the board. The Company has also consolidated its accounting department to the corporate offices in Iselin, New Jersey.

Item 8B.     Other Information

None.

PART III

Item 9.     Directors and Executive Officers of the Company

Our directors and officers as of the date of this prospectus are as follows:

Name	Age	Position
James Booth	56	Director, Chief Executive Officer, President, Secretary, Treasurer
Kevin Holt	53	Director, Chief Operating Officer
Darren Tietsworth	49	Director
Dennis Goett	58	Director
Kevin W. Remley	45	Director

James Booth, Director, Chief Executive Officer, President, Secretary, Treasurer.  From August 2000 through March 2005, Mr. Booth worked in Human Resources for Cingular Wireless/Bell South Wireless Data.  He was Vice President of Inspara Networking Technologies, Inc. from March 2005 through April 2005.  From May 2005 through June 2006, Mr. Booth worked in Human Resources for Cingular Wireless.  He became our Senior Vice President of Operations in July 2006 and our Chief Executive Officer and President in November 2006.

Kevin Holt, Director, Chief Operating Officer.  Mr. Holt was Chief Executive Officer of InsPara Network Technology, Inc. from March 2002 through January 2006.  Mr. Holt joined us as our President and Chief Operating Officer in January 2006, transitioned to our Chairman and Chief Executive Officer in August 2006, and became our Chief Operating Officer in September 2006.  In November 2006, Mr. Holt plead guilty to a one-count federal charge of conspiracy to commit mail and wire fraud for falsifying and inflating company financial data and deliberately misleading investors while serving as the Chief Executive Officer of InsPara Network Technology, Inc.  The authorities were informed of the unlawful conduct by Mr. Holt.  Mr. Holt’s sentencing is pending.

Darren Tietsworth, Director.  From August 1998 through June 2004, Mr. Tietsworth was a Senior Director of Hewlett-Packard, IT Products and Solutions.  From June 2004 and continuing through the present, Mr. Tietsworth was Territory Sales Manager of Hewlett-Packard, IT Products and Solutions.  Mr. Tietsworth joined us in August 2007.

Dennis Goett, Director.  From February 1998 and continuing through the present, Mr. Goett has been the President of Crossroads Strategy Group, Inc., a business consulting firm.  Mr. Goett has been the CEO and President of Specialty Pallets, LLC, a manufacturer and distributor of corrugated fiberboard pallets from March 2003 through the present.  From February 2005 and continuing through the present, he was CEO and CFO of BroadBand Bridge, LLC, an educational and training media company.  He was CFO of Optimal Life Networks, Inc., a digital publisher of health related information and programs, from April 2007 through the present.  Mr. Goett joined us a director in April 2007.

Kevin W. Remley, Director.  From December 2000 through September 2003, Mr. Remley was the President of ePierce Solutions, Inc., a business consulting firm.  From October 2003 through April 2007, Mr. Remley was the President of SummitQuest, a business consulting firm.  Mr. Remley joined us as a director in May 2007.

Board of Directors Committees and Other Information

All  Directors  hold office until the next annual  meeting of  stockholders  and until their  successors  have been duly  elected  and  qualified.  Officers  are appointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law, it will  establish an Audit  Committee  and a  Compensation  Committee.  The Audit Committee will oversee the actions taken by our independent  auditors and review our internal  financial and accounting  controls and policies.  The Compensation Committee will be responsible  for  determining  salaries,  incentives and other forms of  compensation  for our  officers,  employees and  consultants  and will administer our incentive  compensation and benefit plans,  subject to full board approval.  The Audit Committee Charter and the Compensation Committee Charter are attached hereto as Exhibit to this filing.  The functions of the Audit Committee and  the  Compensation  Committee  are  currently  performed  by  the  Board  of Directors.

Director Compensation

Our  Directors  do not receive  cash for their  services.  The Company  does not provide   additional   compensation  for  committee   participation  or  special assignments  of the Board of Directors,  but may enter into separate  consulting agreements with individual directors at times.

Item 10.     Executive Compensation

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the “named executive officers”) for our last two fiscal years.  There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compen sation ($)	Total ($)
James Booth, CEO, President, Secretary, Treasurer (Principal Executive Officer and Principal Accounting and Financial Officer)	2007	$144,000	$0	$600	$19,000	$0	$0	$163,000
	2006	$144,000	$0	$600	$19,000	$0	$0	$163,000
Kevin Holt, COO	2006	$200,000	$0	$125,000	$19,000	$0	$0	$344,000
	2006	$200,000	$0	$701,400	$19,000	$0	$0	$901,400

Grants of Plan-Based Awards

We did not grant any plan-based awards during this fiscal year ended December 31, 2007

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights that have not vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units of other rights that have not vested ($)
James Booth, CEO, President, Secretary, Treasurer (Principal Executive Officer and Principal Accounting and Financial Officer)	500,000	-0-	-0-	$0.038	10/30/16	600,000[1]	$750,000[2]	-0-	-0-
Kevin Holt, COO	500,000	-0-	-0-	$0.038	10/30/16	12,782,199	$319,555[2]	-0-	-0-

_______________________
[1]   Consists of 600,000 shares of Series A preferred stock convertible into 30,000,000 shares of Class A common stock, subject to the approval by the requisite vote of our shareholders and the effectiveness of the filing with the Nevada Secretary of State of articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A.
[2]   Calculated by using the closing price of our common stock on the OTC: BB on December 29, 2006 which was $0.025.

Employment Agreements

On January 1, 2007, we entered into an Amended and Restated Employment Agreement with our Chief Operating Officer, Kevin Holt which has a three-year term beginning January 18, 2006 with automatic one-year renewals unless either party elects to terminate upon 30 days notice prior to the end or any term.  The agreement provides Mr. Holt with an annual base salary of $200,000 with annual upward revisions of not less than 4%, a quarterly grant of common stock worth $50,000 for 12 consecutive quarters, three weeks paid vacation, and participation in our health and other benefit plans.  There are no severance provisions in the agreement.

Benefit and Compensatory Plans

On September 12, 2006, our Board of Directors authorized 5,000,000 shares of Series A preferred stock to be issued to our management, subject to the approval by the requisite vote of our stockholders and the effectiveness of the filing with the Nevada Secretary of State of the our Articles to authorize 10,000,000 shares of preferred stock and the subsequent filing of a Certificate of Designation by the Board of Directors.  A total of 4,740,000 shares of Series A preferred stock have been issued.  Ownership of the Series A shares vests only upon attainment of certain financial milestones and, once vested, cumulatively can be converted into 250,000,000 shares of restricted Class A common stock.  See “Description of Capital Stock— Preferred Stock—Series A Preferred Stock.”

Stock Option/Stock Issuance Plan

An Amended and Restated 2006 Stock Option/ Stock Issuance Plan (the “2006 Plan”) was authorized by the majority shareholders.  Following is a description of the 2006 Plan.

General

On December 22, 2006, our Board of Directors adopted our 2006 Plan and directed that it be presented to the stockholders for their approval and adoption.

The 2006 Plan provides for the issuance of up to 50,000,000 shares of our Class A Common Stock and 5,000,000 shares of our Class B Common Stock to our directors, officers, employees and consultants in the form of stock options and shares of common stock.

Our Board of Directors will initially administer the 2006 Plan, except that the Board may, at its discretion, establish a committee comprised of two or more members of the Board or two or more other persons to administer the 2006 Plan (the “Plan Administrator”).

The 2006 Plan has two separate components: the option grant program and the stock issuance program.  To date, no shares of common stock or stock options have been issued pursuant to the 2006 Plan.

Option Grant Program

Incentive stock options (those stock options that qualify under Section 422 of the Internal Revenue Code of 1986 (“the “Code”) may be granted to any individual who is, at the time of the grant, our employee.  Non-qualified stock options (those options that do not qualify under Section 422 of the Code) may be granted to employees and other people, including our directors and officers.

Grants under the option grant program may be structured as installment options which become exercisable for vested shares over the optionee’s period of service or as immediately exercisable options for unvested shares which will be subject to repurchase by us, at the option exercise price paid per share, upon the optionee’s termination of service prior to vesting in those shares.  All option grants must have an exercise price not less than 100% of the fair market value of the option shares on the grant date.

Each option is to have a maximum term of ten years, subject to earlier termination in the event the optionee leaves our service.  The optionee will have up to a three month period following termination of service (for reasons other than death or disability) in which to exercise the option.  This period will be extended to 12 months if the optionee’s service terminates by reason of disability, and in the event of the optionee’s death, the personal representative of the optionee’s estate (or the person inheriting the option) will have up to a 12 month period following the optionee’s death in which to exercise the option.

To exercise the option, the optionee must execute a stock purchase agreement and pay the exercise price for the purchased shares.  Payment is to be made in cash; however, the Plan Administrator may also permit the optionee to deliver a full-recourse interest-bearing promissory note for the purchased shares payable in one or more installments.  Provided that our shares remain publicly traded, the exercise price may be paid in shares of common stock or, alternatively, through the optionee’s participation in a same-day sale program.  Under such program, the option shares are sold immediately following the exercise of the option, and a portion of the sale proceeds is applied to the payment of the exercise price and all applicable withholding taxes.

In the event we are acquired by merger or asset sale, the option shares will immediately vest, and the option may be exercised for any or all of those vested shares prior to the effective date of such acquisition.  However, such accelerated vesting will not occur if our repurchase rights with respect to the unvested option shares are assigned to the acquiring entity.  The Plan Administrator will have the discretion to structure one or more option grants under the Plan so that the shares subject to those options will immediately vest in the event the optionee’s service is involuntarily terminated within 18 months following an acquisition in which our  repurchase rights are so assigned, and the optionee would then have a one-year period to exercise the accelerated options for fully-vested shares.  It is anticipated that this special vesting acceleration provision would be made available only on a limited case-by-case basis.

The stock purchase agreement will provide us with the right to repurchase, at the original exercise price paid per share, any unvested shares held by the optionee at the time of his or her termination of service.  The applicable vesting schedule will be set forth in the Notice of Grant.  Full and immediate vesting of all the option shares will occur upon an acquisition by merger or asset sale, unless the repurchase right applicable to those shares is assigned to the successor company.  One or more repurchase rights outstanding under the Plan may be structured so that those rights will subsequently lapse (and the option shares will immediately vest) upon an involuntary termination of the optionee’s service within 18 months following the effective date of an acquisition in which the repurchase rights are assigned to the successor company.

Stock Issuance Program

Shares of common stock may be issued to employees and other people, including our directors and officers.

The stock issuance program allows eligible persons to purchase shares of common stock at fair market value or at a discount of up to 15% of fair market value.  The shares may be fully vested when issued or may vest over time as the recipient provides services or as specified performance objectives are attained.  In addition, shares of common stock may be issued as bonus awards in recognition of services rendered, without any cash outlay required of the recipient.

The stock issuance component is structured as a stock purchase transaction, with the purchase price for the shares to be paid in cash or by promissory note at the time of issuance of the shares.  The same repurchase rights summarized above for the “Stock Purchase Agreement” under the option grant program will apply to the purchased shares, namely, our right to repurchase, at the original purchase price, any unvested shares held by the participant at the time of his or her termination of service.

It is anticipated that any issued shares will vest either immediately or in a series of installments over the participant’s period of service.  Full and immediate vesting of all the shares will occur upon an acquisition by merger or asset sale, unless the repurchase right applicable to those shares is assigned to the successor company.  The assigned repurchase rights may be structured so that they will subsequently lapse (and the shares will immediately vest) upon an involuntary termination of the participant’s service within 18 months following the effective date of the acquisition.

As of the date hereof, no options have been issued pursuant to the 2006 Plan.

Compensation of Directors

Our Directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.

We have an audit committee consisting of one of our independent directors, Dennis Goett.  We also have a compensation committee chaired by one of our independent directors, Darren Tietsworth, which also includes Kevin Holt.  We do not have any nominating committee of our Board of Directors.

We consider Dennis Goett and Darren Tietsworth to be independent directors on our board of directors as that term is defined as follows: A person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Goett was a consultant for the Company in December 2007 however the board determined this did not affect his independence.

Indemnification of Directors and Officers

The laws of the State of Nevada and our Bylaws provide for indemnification of our directors for liabilities and expenses that they may incur in such capacities.  In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.  We have been advised that in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics is filed herein.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date of this prospectus by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this prospectus, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

Name and Address of Beneficial Owners[3]	Amount and Nature of Beneficial Ownership[4]	Percent Ownership
James Booth, Director, CEO, President, Secretary, Treasurer	31,000,000[5]	7.8%
Kevin Holt, Director, COO	87,541,089[6]	20.1%
Darren Tietsworth, Director	500,000[7]	*
Dennis Goett, Director	500,000[8]	*
Kevin W. Remley, Director	6,500,000[9]	1.8%
All executive officers and directors as a group (five persons)	126,041,089	26.7%
James M. Farinella Integrated Capital Partners, Inc. 2 North Finley Ave. Basking Ridge, NJ 07920	35,499,992[10]	9.3%
David Facciani Madison Capital Corp. 4335 Dean Martin Dr. #430 Las Vegas, NV 89103	92,301,250[11]	20.3%

___________________________
*  Less than 1%.
[3]   C/o the Company’s address, 485 Route 1 South, Building C, Suite 350A, Iselin, New Jersey  08830, unless otherwise noted.
[4]   Consists of Class A common stock unless otherwise indicated.
[5]   Includes 500,000 options to purchase shares of Class A common stock at $0.038 per share expiring on October 30, 2016, and 600,000 shares of Series A preferred stock convertible into 30,000,000 shares of Class A common stock, subject to the approval by the requisite vote of the Company’s shareholders and the effectiveness of the filing with the Nevada Secretary of State of the Company’s articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A.
[6]   Includes 500,000 options to purchase shares of Class A common stock at $0.038 per share expiring on October 30, 2016 and 1,400,000 shares of Series A preferred stock convertible into 70,000,000 shares of Class A common stock, subject to the approval by the requisite vote of the Company’s shareholders and the effectiveness of the filing with the Nevada Secretary of State of the Company’s articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A.
[7]   Consists of 500,000 options to purchase shares of Class A common stock at $0.038 per share expiring on October 30, 2016.
[8]   Consists of 500,000 options to purchase shares of Class A common stock at $0.029 per share expiring on March 1, 2017.
[9]   Includes 1,000,000 options to purchase shares of Class A common stock at $0.017 per share expiring on May 7, 2017 and 100,000 shares of Series A preferred stock convertible into 5,000,000 shares of Class A common stock, subject to the approval by the requisite vote of the Company’s shareholders and the effectiveness of the filing with the Nevada Secretary of State of the Company’s articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A.
[10]   Includes 20,000,000 owned by Mr. Farinella directly and 15,499,992 owned by Integrated Concents Inc. and Company owned by Mr. Farinella. Included in the total is 500,000 options to purchase shares of Class A common stock at $0.029 per share expiring on March 1, 2017, and 300,000 shares of Class B common stock convertible into 15,000,000 shares of Class A common stock.
[11]   Includes 500,000 options to purchase shares of Class A common stock at $0.029 per share expiring on March 1, 2017, and 1,804,000 shares of Class B common stock convertible into 90,200,000 shares of Class A common stock.

Brio Capital, L.P.[12] 401 E. 34th Street Suite South 33C New York, NY 10016	88,535,294[13]	19.7%
Double U Master Fund, L.P.[14] Harbour Mouse Waterfront Drive Road Town, Tortola, British Virgin Islands	88,535,294[13]	19.7%
Alpha Capital Anstalt[15] Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein	118,047,059[16]	24.6%
Osher Capital Partners, LLC[17] 5 Sans Berry Lane Spring Valley, NY 10977	29,411,765[18]	7.5%

Item 12.     Certain Relationships and Related Transactions

The  Company  has advances due to a former director for $200,000 as of December 31, 2007. The advances bears no interest rate.

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

The  exhibits  required  to  be filed herewith by Item 601 of Regulation S-B, as described  in  the  following  index  of  exhibits,  are  incorporated herein by reference,  as  follows:

       31.1 Section 302 Certificate of Chief Executive Officer
       32.1 Section 906 Certificate of Chief Executive Officer

_______________________
[12]   Shaye Hirsch is the President of Brio Capital LP and, in such capacity, may be deemed to have voting and dispositive power over these securities.
[13]   Includes 88,235,294 shares of Class A common stock underlying a convertible note, 150,000 Class A warrants to purchase Class A common stock at $0.03 per share and 150,000 Class B warrants to purchase Class A common stock at $0.06 for a period of five years.
[14]   Isaac Winehouse exercises the sole right to vote or dispose of the securities owned by Double U Master Fund, L.P.
[15]   Conrad Ackermann is Director of Alpha Capital Anstalt and, in such capacity, may be deemed to have voting and dispositive power over these securities.
[16]   Includes 117,647,059 shares of Class A common stock underlying a convertible note, 200,000 Class A warrants to purchase Class A common stock at $0.03 per share and 200,000 Class B warrants to purchase Class A common stock at $0.06 for a period of five years.
[17]   Mr. Yisroel Kluger has voting and dispositive control over securities held by Osher Capital Partners, LLC.
[18]   Includes 29,411,765 shares of Class A common stock underlying a convertible note, 50,000 Class A warrants to purchase Class A common stock at $0.03 per share and 50,000 Class B warrants to purchase Class A common stock at $0.06 for a period of five years.

Item 14.     Principal Accountant Fees and Services

(1)   Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year  for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-QSB and services that  are  normally provided by the accountants in connection with statutory and regulatory  filings  or  engagements  for  those  fiscal  years  were  $35,500.

(2)   Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

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
  Dated: April 14, 2008