Form 10-Q
period 2008-03-31
SoftNet Technology Corp.
filed 2008-05-15
CIK 51387

Securities and Exchange Commission
Washington, D.C.

FORM 10Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2008

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

Class A 51,485,288 shares of Common Stock, $0.001 par value, as of May 15, 2008; 2,104,000 Class B $0.001 par value as of May 15, 2008.

Transitional Small Business Disclosure Format (check one)   Yes [  ]   No [X]

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDESNED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1.   Condensed consolidated Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited) and the quarter ended March 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
MARCH 31, 2008 and DECEMBER 31, 2007

	DECEMBER 31, 2007	MARCH 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,381	$ 27,843
Accounts receivable	333,933	359,668
Current portion of notes receivable	36,800	29,500

Total Current Assets	373,114	417,011

Fixed assets, net of depreciation	77,518	69,018
Deposits	21,100	19,855

TOTAL ASSETS	$ 471,732	$ 505,884
	===============	===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$ 1,360,658	$ 1,461,107
Due to related parties	246,000	246,000
Notes payable	599,980	599,982

Total Current Liabilities	2,206,638	2,307,089

Total Liabilities	2,206,638	2,307,089

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 4,840,000 shares issued and outstanding	-0-	-0-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	4,740	4,740
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 49,815,532 shares issued and outstanding	457,715	498,154
Common Stock, Class B, $.001 5,000,000 shares authorized	1,306	1,306
and 1,304,000 shares issued and outstanding
Warrants	618,059	618,059
Additional paid-in capital	30,448,070	30,487,648
Accumulated other comprehensive income (loss)	65,498	65,498
Deficit	(33,330,294)	(33,476,610)

Total Stockholders' Equity (Deficit)	(1,734,906)	(1,801,205)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 471,732	$ 505,884
	===============	===============

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

OPERATING REVENUES
Revenue	$ 1,910,049	$ 2,084,685

COST OF SALES	1,374,503	1,598,490

GROSS PROFIT	535,546	486,195

OPERATING EXPENSES
Professional fees and compensation expenses	475,766	676,805
Advertising and marketing expenses	748	14,996
General and administrative expenses	191,884	226,036
Depreciation, amortization and impairment	8,500	20,000

Total Operating Expenses	676,898	937,837

LOSS BEFORE OTHER (EXPENSE)	(141,352)	(451,642)

OTHER (EXPENSE)
Interest expense	(4,948)	(2,667)
Interest income		3,000

Total Other (Expense)	(4,948)	333

NET LOSS FROM CONTINUING OPERATIONS
DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes

Total Discontinued Operations

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(146,300)	(451,309)

Provision for Income Taxes

NET LOSS APPLICABLE TO COMMON SHARES	$ (146,300)	$ (451,309)
	============	============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00020)	$ (0.00136)
	============	============

From continuing operations	$ (0.00030)	$ (0.00136)

From discontinued operations	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	48,717,528	331,298,378
	============	============

The accompanying notes are an integral part of the  consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$ (146,300)	$ (451,310)

Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation	8,500	20,000
Impairment of goodwill	0	13,000
Common stock issued for consulting services		50,858
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(25,732)	20,654
Decrease in prepaid expenses	0	25,756
(Increase)decrease in deposits	1,245	(220)
Decrease in current portion of notes receivable	7,300	-
Increase in accounts payable and
accrued expenses	180,431	240,882

Total adjustments	171,745	370,930

Net cash provided by(used in) Operating Activities	25,445	(80,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	0	80,000
Acquisition of fixed assets	0	(13,000)

Net cash provided by (used in) investing activities	0	67,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	25,445	(13,380)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,381	25,137

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 27,826	$ 11,757
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 4,947	$
	============	============

The accompanying notes are an integral part of the consolidated condensed financial statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

The unaudited  consolidated condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The  consolidated condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated condensed statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the December 31, 2007 Forms 10KSB and the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these  consolidated condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On or about January 11, 2006, the Company entered into a certain Plan and Agreement of Reorganization with InSpara. The Company previously entered into a Plan and Agreement of Reorganization with InSpara, Inc. on October 31, 2005, which was terminated on January 11, 2007.  An Amended Plan and Agreement of Reorganization was entered into on or about January 18, 2008 (the Agreement).  Under the terms of the Agreement InSpara merged with and into the Company. The closing took place on January 18, 2007 effective, January 1, 2007. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; and (ii) all registration rights held by stockholders of InSpara, if any, were terminated. Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet's Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada. The Company recognized $4,320,760 of goodwill in this transaction and has impaired the entire amount as of  the year ended December 31, 2007.
In June of 2006, to achieve economies of scale and centralized organizational and operational continuity, the Company performed a merger rollup whereby each of its subsidiaries was rolled up and into SoftNet.  Accordingly, beginning in the second quarter of 2006, the Company no longer had any wholly owned subsidiaries and was one operating unit.

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement PeriNet was to merge into the Company. Under the terms of the merger, the Company is to pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a  maximum value of $2,100,000, $1,000,000 of which is guaranteed and the remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 was impaired in 2007.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Commencing in 2002, the Company started generating revenues. The Company currently records its revenue as follows entities:

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131,  Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,603 and $14,996 for the three months ended March 31, 2008 and 2007, respectively.

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

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the three months ended March 31, 2008 and 2007 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the presentation of the March 31, 2008 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                                                   March 31,               March 31,
                                                                                                       2008                        2007

Net Loss                                                                                    ( $66,317)              ( $451,310)

Weighted-average common shares  outstanding (Basic)            48,717,528             331,298,378

Weighted-average common stock equivalents:
     Stock options/Warrants                                                                --                              --

Weighted-average common shares
     outstanding (Diluted)                                                           48,717,528             331,298,378
                                                                                              =========            =========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the  consolidated condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation

The Company as of January 1, 2007, has elected to follow the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123 (Revised 2004),  Share-Based Payment  (SFAS 123R).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The change in accounting principle had no effect on the consolidated condensed financial statements.

Recent Accounting Pronouncements

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

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

NOTE 3 -   ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of has not been established at March 31, 2008.

Customer Concentrations

As of March 31, 2008, the Company's has two customers that accounted for approximately 25% of its accounts receivable. For the three months ended March 31, 2008, these two customers accounted for approximately 73% of its revenues.

NOTE 4 -   FIXED ASSETS

Fixed assets consist of the following at March 31, 2008:

Computer equipment                             $   75,016
Furniture and fixtures                                 30,397
Software                                                   30,000
                                                               135,413
                                                               (66,394)
                                     Total               $   69,019
                                                           =========

Depreciation expense was $8,500 and $8,113 for the three months ended March 31, 2008 and 2007. The Company acquired $155,000 of fixed assets in the acquisition of InsPara and Perinet.

NOTE 5 -   NOTES PAYABLE – BANK

In the acquisition of PeriNet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the process of being assigned to the company and had a balance at acquisition of $60,000 and at quarter end of $96,826.

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

In February 2005, the Company entered into a loan agreement with a foreign company in the amount not to exceed $500,000. This foreign company funded the entire $500,000 to the Company in February 2005. The term of the agreement is for three years, and the Company is obligated to make quarterly payments of interest at 10% only, with a balloon payment due on the maturity date. Interest for the year ended December 31, 2007 and 2006 was approximately $87,000 and $31,288. On June 30, 2007, the Company agreed to convert this debt as of June 30, 2007 (both the note and all accrued interest) into 20,000,000 warrants to purchase Class A Common

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 6 -   NOTES PAYABLE  (CONTINUED)

Shares at an exercise price of $0.035 per share. The warrants expired April 30, 2007 (see Note 9). For financial reporting purposes the note has been canceled and is no longer being reported by the company as outstanding. The prior outstanding balance due has been classified to equity.

NOTE 7 -   RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2008 consists of advances totaling $246,000 from Jim Farinella, a former director of the company and Jim Booth CEO.

 NOTE 8 -   ACQUISITIONS

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2007 effective July 1, 2007. Under the merger agreement PeriNet would merge into the Company. Under the terms of the merger, the Company will pay a total of $300,000 in cash over a period of 180 days, and issue restricted Class A, Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which is guaranteed and remaining being vested based on future performance.  The shares will be valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. Due to the fact Perinet audited financial opinion was a going concern, the entire goodwill amount of $1,305,851 has been impaired.

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)

Class B Common Stock

As of March 31, 2008, there were 5,000,000 shares authorized, and 1,304,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.  Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2007; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in  March 2007.  As at March 31, 2008, Mr. Farinella holds zero shares of Class B common stock, and Mr. Facciani holds 1,304,000 shares of Class B common stock.

Stock Options

As of January 1, 2000, STI adopted a stock option plan under which 20,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of STI.  The options were to be exercised at not less than 85% of the fair market value of the shares on the date of grant.  The options were to expire after 10 years from the date of grant.  The options were to be exercisable immediately when granted and are were subject to restrictions on transfer, repurchase and right of first refusal. When in 2002, STI was acquired by the Company, these options were cancelled and replaced with identical options of the Company. The Company did not record any compensation expense for the granting of options in the year ended December 31, 2007 and 2005.

Warrants

Effective June 30, 2007, the Company converted the $500,000 debt in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expired April 30, 2007. The value of the warrants using the Black-Scholes method is $618,059 and is reflected on the consolidated condensed balance sheet. The difference of $49,374 represents a loss on conversion of the debt to warrants and is reflected in the consolidated condensed statements of operations of the year ended December 31, 2007. The Black-Scholes assumptions utilized were as follows: expected life in years – 2 years; annualized volatility – 125%; and discount rate – 5%.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2007 Granted during the year Surrendered, forfeited or expired Exercised	9,400,00 500,000 (500,000)	.0025 .0025 - .0025

Options outstanding at March 31, 2008	9,400,000	$.0025
	================	===============

Exercisable options outstanding, and the related weighted average exercise price at March 31, 2008 and 2007 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at March 31, 2008 and 2007.

	2008	2007
Outstanding options: Number outstanding Weighted average exercise price Weighted average remaining contractual life in years	$9,400,000 .0025 4.50	$9,400,000 .0025 4.50

Exercisable options: Number outstanding Weighted average exercise price	$9,400,000 .0025	$9,400,000 .0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

Preferred Stock

At March 31, 2008, there are 5,000,000  shares of Class A Preferred Stock, par value $.001 authorized and 4,840,000 shares issued and outstanding.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Class B Preferred Stock, par value $.001. As of March 31, 2008, the Company has 0 shares issued and outstanding.

Common Stock

The Board of Directors ("Board") of SoftNet Technology Corp. (the "Corporation"), a Nevada corporation, acting pursuant to the governing documents of the Corporation and the applicable sections of the Nevada Corporations Code, hereby adopted the following resolutions effective on the dates set forth below:

Reverse Stock Split

The Board approved a resolution July 25, 2007, pursuant to the requirements of Nevada Revised Statutes, section 78.207, proposed and approved a Reverse Stock Split on a one for ten basis so that ten shares of Old Common Stock shall be converted into one share of New Class A Common Stock, par value $0.001.

Retirement of Fractional Shares

Board approved a resolution to retire any fractional shares resulting from the Reverse Stock Split and holders thereof shall receive, in cash, the amount equal to one New Common Stock share on the effective date.

A Majority Written Consent in Lieu of an Annual Meeting of Stockholders (the "Written Consent") has been executed authorizes the following corporate action:

  The election of five Directors for a term of one year or until their successors are duly elected and qualified;
  The authorization of our Stock Option Plan;
  An amendment our Articles of Incorporation to authorize 10,000,000 shares of preferred stock; and
  An amendment to our Articles of Incorporation to effect a one for ten reverse stock split.

As of March 31, 2008, there were 500,000,000 shares authorized, and 49,815,532 shares issued and outstanding, of the Company's common stock A with a par value of $.001.

In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 9 -   STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

As of March 31, 2008, there were 5,000,000 shares authorized, and 1,304,000 shares issued and outstanding of the Company's common stock B with a par value of $.001.

In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, 200,000 shares were converted into Class A common shares in June 2005; 800,000 shares were converted into Class A common shares December 2005;, 800,000 were converted into Class A common shares in August 2007; 396,000 were converted into Class A common shares in January 2007; and 1,000,000 shares were converted into Class A common shares in  March 2007.  As at March 31, 2008, Mr. Farinella holds zero shares of Class B common stock, and Mr. Facciani holds 1,304,000 shares of Class B common stock.

NOTE 10 -   NOTES RECEIVABLE

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of March 31, 2008, all interest has been paid to date. The amount outstanding as of March 31, 2008 is $29,500.

NOTE 11 -   GOING CONCERN

As shown in the accompanying  consolidated condensed financial statements the Company has incurred significant recurring losses of $146,300 and $451,309 for the three months ended March 31, 2008 and 2007, and has a working capital deficiency of $1,890,095 as of March 31, 2008.  The Company in 2007 acquired InsPara and Perinet, and the full impact of this acquisition will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's acquisitions of InsPara and Perinet. The Company's ability to continue as a going concern for a reasonable period following its pending acquisitions of InsPara and Perinet is also dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

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

At March 31, 2008, deferred tax assets approximated the following:

Net operating loss carryforwards          $ 9,800,000
Less:  valuation allowance                      (9,800,000)
                                                           $            -0-
                                                           =========

At March 31, 2008, the Company had accumulated deficits  approximating $32,055,006 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(CONTINUED)

NOTE 12 -   PROVISION FOR INCOME TAXES  (CONTINUED)

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.0	4.0
Valuation allowance	30.0	30.0

	0%	0%
	==========	==========

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The business activities of the Company are now that of the wholly owned Perinet Technologies and InsPara Networking Technologies, Inc.

The Company anticipates that their sources of liquidity will come from the private sale of the Company's securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

During the three months ended March 31, 2007, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary SoftNet International, Inc. The resulting gains from disposal are included in the Company's financials for the three months ended March 31, 2007.

Results of Operations

Three Months Ended March 31, 2008 and March 31, 2007

Revenues for the three months ended March 31, 2008 were $1,910,049 as compared to $2,084,685 for the three months ended March 31, 2007. The Company's acquisitions, increased engagements in the core business and combination of operations in the past were the reasons the Company experienced fast revenue growth. The decrease in revenue for the period over prior year is attributable to Company’s decision to exit hardware sales.

Cost of sales for the three months end March 31, 2008 was $1,374,503 compared to $ 1,598,490 for the three months ended March 31, 2007. The decrease in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the three months ended 2008 were $676,898 as compared to $937,837  in the first quarter of 2007, a increaseof approximately $190,370 due in large part to the decrease in marketing and promotional activity and in corporate expenses for legal and accounting and operating expenditures.

Other income (expense) was $(4,948) for the first quarter of 2008 compared to $333 for the first quarter of 2007.For the three-months ended March 31, 2008, the Company had $25,445 provided by operating activities compared to a usage of $80,380 for the three-months ended March 31, 2007. The increase in cash provided by operating activities of approximately $100,000 is most attributable to the decrease in shares of stock being issued for services and the lower net loss incurred by the company in each quarter.   The Company has continued to borrow certain amounts from related parties to finance the operations brought in to the company through the acquisitions. The Company has made significant progress with respect to future funding through  unrelated third parties.  Funding is being sought which will enable the Company to market, and continue to expand operations at a quickened pace. We anticipate that going forward; we will continue to streamline administrative and professional fees to conserve cash flow. Once the recognition of increased revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2008 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Additional capital would be required to increase the pace of growth for the overall company.  It is expected in the short term through organic growth and strategically targeted acquisitions that the Company will be able to sustain a very high rate of growth however it will require additional capital.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the litigation of our patent technology that is still under litigation.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, the Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company which would, if ruled against the Company, have a material impact on the Company’s financial condition.  For the purposes of this disclosure, the Company deems any determination in excess of $50,000 to be material:

Piscopo v. SoftNet  - Pending in the Federal District Court in the Eastern District of Pennsylvania.  In this suit the former owners of PeriNet Technologies, LLC seek certain relief, including the issuance of SoftNet class A common stock, under the Merger Agreement entered into by PeriNet and the Company.  The Company has answered the Complaint and has asserted its contention that material misrepresentations, or omissions, were made at the time the Merger Agreement was entered into.  This action has just begun and no discovery has been taken to date.

Ritter v. SoftNet – Pending in the Superior Court of the State of New Jersey.  In this suit the plaintiff seeks to have enforce a loan agreement which the Company assumed in connection with the PeriNet merger.  The amount currently due is an amount less than the level of materiality, however, if the entire loan balance were accelerated it would be in excess of such amount.

ITEM 1A - RISK FACTORS

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a “recognized” national exchange;

  Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

 Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

  Actual or anticipated fluctuations in our future business and operating results;

  Changes in or failure to meet market expectations;

  Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial  information, which could have a negative effect on the trading price of our common stock.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors ("Board") of SoftNet Technology Corp. (the "Corporation"), a Nevada corporation, acting pursuant to the governing documents of the Corporation and the applicable sections of the Nevada Corporations Code, hereby consent to and adopt the following resolutions effective as the date above:

Reverse Stock Split

The Board approved a resolution July 25, 2007, pursuant to the requirements of Nevada Revised Statutes, section 78.207, proposed and approved a Reverse Stock Split on a one for ten basis so that ten shares of Old Common Stock shall be converted into one share of New Class A Common Stock, par value $0.001.

Retirement of Fractional Shares

Board approved a resolution to retire any fractional shares resulting from the Reverse Stock Split and holders thereof shall receive, in cash, the amount equal to one New Common Stock share on the effective date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Majority Written Consent in Lieu of an Annual Meeting of Stockholders (the "Written Consent") has been executed authorizes the following corporate action:
  The election of five Directors for a term of one year or until their successors are duly elected and qualified;
  The authorization of our Stock Option Plan;
  An amendment our Articles of Incorporation to authorize 10,000,000 shares of preferred stock; and
  An amendment to our Articles of Incorporation to effect a one for ten reverse stock split.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                   SoftNet Technology Corporation

Date: May 15, 2008                                                                    By:  /s/ James Booth
                                                                                                         James Booth
                                                                                                         President