Form 10-Q
period 2008-06-30
SoftNet Technology Corp.
filed 2008-08-14
CIK 51387

Securities and Exchange Commission
 Washington, D.C.

 FORM 10Q

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                              to

000-07693
 (Commission file number)

 SoftNet Technology Corporation
 (Exact name of small business issuer as specified in its charter)

Nevada	74-3035831
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

33 Wood Ave., South Suite
Iselin, New Jersey  08830
(Address of principal executive offices)

 Woodbridge Corporate Plaza
 485 Route 1 South, Building C, Suite 350A
 Iselin, New Jersey  08830
 (Former Address of principal executive offices) (Zip Code)

 (908) 212-1780
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class A 59,981,883 shares of Common Stock, $0.001 par value, as of August 14, 2008; 1,724,000 Class B $0.001 par value as of August 14, 2008.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDESNED FINANCIAL STATEMENTS
JUNE  30, 2008 AND 2007

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited) and the quarter ended June 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 2008 and DECEMBER 31, 2007

	DECEMBER 31, 2007	JUNE 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,381	$31,444
Accounts receivable	333,933	358,823
Current portion of notes receivable	36,800	-
Total Current Assets	373,114	390,267

Fixed assets, net of depreciation	77,518	50,518
Deposits	21,100	14,056
TOTAL ASSETS	$471,732	$454,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,360,658	$1,486,535
Due to related parties	246,000	246,000
Notes payable	599,980	529,982
Total Current Liabilities	2,206,638	2,262,517

Total Liabilities	2,206,638	2,262,517

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 2,920,000 shares issued and outstanding	-0-	-0-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	4,740	4,740 -
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 59,981,883 shares issued and outstanding	457,715	59,981
Common Stock, Class B, $.001 5,000,000 shares authorized	1,306	1,306
and 1,304,000 shares issued and outstanding
Warrants	618,059	618,059
Additional paid-in capital	30,448,070	31,109,469
Accumulated other comprehensive income (loss)	65,498	65,498
Deficit	(33,330,294)	(33,666,729)

Total Stockholders' Equity (Deficit)	(1,734,906)	(1,807,676)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$471,732	$454,841

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
OPERATING REVENUES
Revenue	$3,512,015	$4,192,009	$1,601,966	$2,104,323
COST OF SALES	2,450,855	3,257,928	1,076,352	1,659,438
GROSS PROFIT	1,061,160	934,081	525,614	444,885

OPERATING EXPENSES
Professional fees and compensation expenses	949,286	1,306,208	473,520	549,262
Advertising and marketing expenses	748	15,888	-	893
General and administrative expenses	376,947	413,242	185,063	268,250
Depreciation, amortization and impairment	61,220	33,369	52,720	13,369
Total Operating Expenses	1,388,201	1,768,707	711,303	831,774

LOSS BEFORE OTHER (EXPENSE)	(327,041)	(834,626)	(185,689)	(386,889)
OTHER INCOME (EXPENSE)
Write down of notes receivable		(65,000)	-	(65,000)
Loss on conversion of debt warrants
Interest expense, net	(9,395)	(18,053)	(4,447)	(14,483)
Total Other Income (Expense)	(9,395)	(83,053)	(4,447)	(79,483)
NET LOSS FROM CONTINUING OPERATIONS	(336,436)	(917,679)	(190,136)	(466,372)
DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	-	-	-	-
Total Discontinued Operations	-	-	-	-
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(336,436)	(917,679)	(190,136)	(466,372)
Provision for Income Taxes	-	(11,804)	-	(11,804)

NET LOSS APPLICABLE TO COMMON SHARES	$(336,436)	$(929,483)	$(190,136)	$(478,176)
NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)
From continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
From discontinued operations	$-	$-	$-	$-
From sale of subsidiary	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMONSHARES OUTSTANDING	58,101,768	33,965,145	53,409,420	34,800,453

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
	2008	2007
CASH FLOW FROM OPERTING ACTIVIITES:
Continuing Operations:
Net loss	$(336,436)	$(917,679)
Adjustments to Reconcile Net (Loss) to Net Cash (used in) operating activities:
Depreciation	17,000	20,985
Impairment of goodwill		18,336
Loss on disposal of furniture	10,000
Common stock issued for consulting services	263,666	123,716
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(24,890)	(64,241)
Decrease in prepaid expenses	0	25,756
(Increase)decrease in deposits	7,044	(15,220)
Increase in accounts payable and accrued expenses	125,877	383,353
Total adjustments	398,697	492,685
Net cash provided by(used in) Operating Activities	62,261	(424,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	0	35,000
Proceeds from draws on line of credit		1,283
(Increase) decrease in notes receivable	36,800	61,000
Acquisition of fixed assets	0	(13,000)
Net cash provided by (used in) investing activities	36,800	84,283

CASH FLOWS FROM FINANCING ACTIVITES:
Continuing Operations:
Issuance of notes payable - other	-	366,667
Payments made on notes payable	(69,998)	-
Net cash provided by (used in) financing activities	(69,998)	366,667

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,063	25,955
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,381	25,137
CASH AND CASH EQUIVALENTS - END OF PERIOD	$31,444	$51,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$9,395	$4,948

The accompanying notes are an integral part of the consolidated condensed financial statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2008 AND 2007

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

The publicly held entity that is today Softnet Technology Corporation (the Company or "SoftNet"), was founded in March, 1971 as International Mercantile Corporation (International Mercantile), organized under the laws of the State of Missouri. On July 31, 1999, International Mercantile liquidated its' majority interest in University Mortgage, Inc., it's wholly owned subsidiary

On July 22, 2004, The Company changed its name to Softnet Technology Corp.

On or about January 11, 2006, the Company entered into a certain Amended Plan and Agreement of Reorganization (the Agreement) with InSpara. The Company previously entered into a Plan and Agreement of Reorganization with InSpara, Inc. on October 31, 2005, which was terminated on January 11, 2007.    Under the terms of the Agreement InSpara merged with and into the Company. The closing took place on January 18, 2007 effective, January 1, 2007. Pursuant to the Agreement: (i) certain key employees of InSpara have entered into employment agreements with the Company; and (ii) all registration rights held by stockholders of InSpara, if any, were terminated. Under the Agreement, the stockholders of InSpara received, pro rata, a total of 49,999,998 shares of Softnet's Common Stock. The Acquisition Shares are not registered shares and will only be free trading upon a filing of a Registration Statement for the Acquisition Shares, or an exemption from the registration thereof. Prior to the execution of the Agreement, there were no material relationships between (i) InSpara or any of its affiliates, or any officer or director of InSpara, and (ii) the Company or any of its affiliates, or any officer or director of the Company. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada. The Company recognized $4,320,760 of goodwill in this transaction and has impaired the entire amount as of  the year ended December 31, 2007.

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
JUNE 30, 2008 AND 2007
(CONTINUED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Commencing in 2002, the Company started generating revenues. The Company currently records its revenue as follows:

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
JUNE 30, 2008 AND 2007
(CONTINUED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information . This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $748 and $15,888 for the six months ended June 30, 2008 and 2007, respectively.

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

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ..  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended June 30, 2008 and 2007 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the six months ended June 30, 2007 have been reclassified to conform to the presentation of the June 30, 2008 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2008	2007

Net Loss	$ (336,436)	$ (929,483)

Weighted-average common shares outstanding (Basic)	58,101,768	33,965,145

Weighted-average common stock equivalents:
Stock options/Warrants	-	-
Weighted-average common shares
outstanding (Diluted)	58,101,768	33,965,145

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(CONTINUED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

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

NOTE 3 -  ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts  of $25,000 has been established at June 30, 2008.

Customer Concentrations

As of June 30, 2008, the Company's has two customers that accounted for approximately 25% of its accounts receivable. For the six months ended June 30, 2008, these two customers accounted for approximately 73% of its revenues.

NOTE 4 -  FIXED ASSETS

Fixed assets consist of the following at June 30, 2008:

Computer equipment	$75,016
Furniture and fixtures	20,397
Software	30,000
125,413
(74,895)

Total	$50,518

Depreciation expense was $17,000 and $20,985 for the six months ended June 30, 2008 and 2007. The Company acquired $155,000 of fixed assets in the acquisition of InsPara and Perinet.

NOTE 5 -  NOTES PAYABLE – BANK

In the acquisition of PeriNet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the process of being assigned to the company and had a balance at acquisition of $60,000 and $96,826 at June 30, 2008.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(CONTINUED)

NOTE 5 -  NOTES PAYABLE – BANK  (CONTINUED)

In June 2007, the Company entered into an agreement with three companies to borrow $366,667 with the ability to borrow up to$1.5 million based on certain conditions being met. The loans carry an interest rate of 8% and is due to mature and be paid in its entirely on June 26, 2008. Interest is payable on October 1, 2007 and quarterly thereafter up to the maturity date. The loans have a conversion option into the Company's common stock. The conversion price of the stock shall be the lesser of (i) the Initial Market Price of the stock at the time of the loan or (ii) Fifty-five percent (55%)  of the average of the three lowest intra-day trading prices during the twenty trading days immediately prior to the Conversion date.  In addition the Company will issue one Class A warrant and one class B warrant will be issued for each two dollars loaned to the company. The per warrant share exercise price to acquire a warrant share upon exercise of Class A warrant shall be $0.03 and the exercise price of Class B warrant shall be $0.06. Both Class A and Class B warrant shall be expire seven years after the closing date. As of June 30, 2008 $70,000 of the debt has been converted leaving a remaining balance of $296,667 outstanding.

NOTE 6 -  RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2008 consists of advances totaling $246,000 from Jim Farinella, a former director of the company and Jim Booth President.

NOTE 7 -  ACQUISITIONS

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

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)

Class B Common Stock

As of June 30, 2008, there were 5,000,000 shares authorized, and 1,304,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.  Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani, As of June 30, 2008, Mr. Farinella holds zero shares of Class B common stock, and Mr. Facciani holds 1,304,000 shares of Class B common stock

Stock Options

As of January 1, 2000, STI adopted a stock option plan under which 20,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of STI.  The options were to be exercised at not less than 85% of the fair market value of the shares on the date of grant.  The options were to expire after 10 years from the date of grant.  The options were to be exercisable immediately when granted and are were subject to restrictions on transfer, repurchase and right of first refusal. When in 2002, STI was acquired by the Company, these options were cancelled and replaced with identical options of the Company. The Company did not record any compensation expense for the granting of options in the year ended December 31, 2007 and 2006.

Warrants

Effective June 30, 2007, the Company converted the $500,000 debt in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expired April 30, 2007. The value of the warrants using the

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(CONTINUED)

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

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

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2007	9,400,00	.0025
Granted during the year	500,000	.0025
Surrendered, forfeited or expired	(500,000)	-
Exercised		.0025

Options outstanding at June 30, 2008	9,400,000	$.0025

Exercisable options outstanding, and the related weighted average exercise price at June 30, 2008 and 2007 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at June 30, 2008 and 2007.

	2008	2007

Outstanding options:
Number outstanding	$9,400,000	$9,400,000
Weighted average exercise price	.0025	.0025
Weighted average remaining contractual life in years	4.50	4.50

Exercisable options:
Number outstanding	$9,400,000	$9,400,000
Weighted average exercise price	.0025	.0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

Preferred Stock

At June 30, 2008, there are 5,000,000  shares of Series A Preferred Stock, par value $.001 authorized and 2,920,000 shares issued and outstanding.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Series B Preferred Stock, par value $.001. As of June 30, 2008, the Company has 0 shares issued and outstanding.

Common Stock

In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of June 30, 2008, there were 500,000,000 shares authorized, and 49,815,532 shares issued and outstanding, of the Company's common stock A with a par value of $.001.

Reverse Stock Split

The Board of the Company approved a resolution on July 25, 2007, pursuant to the requirements of Nevada Revised Statutes, section 78.207, for a Reverse Stock Split on a one for ten basis so that ten shares of old Common Stock shall be converted into one share of new Class A Common Stock, par value $0.001.  The reverse stock split became effective April 28, 2008.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(CONTINUED)

NOTE 8 -  STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

As of June 30, 2008, there were 5,000,000 shares authorized, and 1,304,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.

In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani,  As of June 30, 2008, Mr. Farinella holds zero shares of Class B common stock, and Mr. Facciani holds 1,304,000 shares of Class B common stock.

NOTE 9 -  NOTES RECEIVABLE

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of June 30, 2008, all principal and interest have been paid in full.

NOTE 10 -  GOING CONCERN

As shown in the accompanying  consolidated condensed financial statements the Company has incurred significant recurring losses of $336,436 and $929,679 for the six months ended June 30, 2008 and 2007, and has a working capital deficiency of $1,872,250 as of June 30, 2008.  The Company in 2007 acquired InsPara and Perinet, and the full impact of this acquisition will impact operations later on this year. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

NOTE 11 -  PROVISION FOR INCOME TAXES

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

At June 30, 2008, deferred tax assets approximated the following:

Net operating loss carryforwards	$9,900,000
Less: valuation allowance	(9,900,000)
-0-

At June 30, 2008, the Company had accumulated deficits  approximating $32,055,006 available to offset future taxable income through 2026.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(CONTINUED)

NOTE 11 -  PROVISION FOR INCOME TAXES  (CONTINUED)

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2008 and 2007 is summarized as follows:

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The business activities of the Company are now that of the wholly owned  Perinet Technologies and InsPara Networking Technologies, Inc.

The Company anticipates that their sources of liquidity will come from the private sale of the Company's securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

During the six months ended June 30, 2007, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary SoftNet International, Inc. The resulting gains from disposal are included in the Company's financials for the six months ended June 30, 2007.

Results of Operations

Six Months Ended June 30, 2008 and June 30, 2007

Revenues for the six months ended June 30, 2008 were $3,512,015 as compared to $4,192,009 for the six months ended June 30, 2007. The Company's acquisitions, increased engagements in the core business and combination of operations in the past were the reasons the Company experienced fast revenue growth. The decrease in revenue for the period over prior year is attributable to Company’s decision to exit hardware sales.

Cost of sales for the six months ended June 30, 2008 was $2,450,855 compared to $ 3,257,928 for the six months ended June 30, 2007. The decrease in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the six months ended 2008 were $1,388,201 as compared to $1,768,707  in the first six months of 2007, a decreaseof approximately $380,506 due in large part to the decrease in marketing and promotional activity and in corporate expenses for legal and accounting and operating expenditures.

Other income (expense) was $(9,395) for the first six months of 2008 compared to $(18,053) for the first six months of 2007.

The gross margin of  30% in the first six months of 2008 was attributable to the acquisitions being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

Results of Operations

Three Months Ended June 30, 2008 and June 30, 2007

Revenues for the three months ended June 30, 2008 were $1,601,966 as compared to $2,104,323 for the six months ended June 30, 2007. The Company's acquisitions, increased engagements in the core business and combination of operations in the past were the reasons the Company experienced fast revenue growth. The decrease in revenue for the period over prior year is attributable to Company’s decision to exit hardware sales.

Cost of sales for the six months ended June 30, 2008 was $1,076,052 compared to $ 1,659,438 for the six months ended June 30, 2007. The decrease in cost of sales was manly due to the increased operations of the Company from the acquisitions.

Operating expenses for the three months ended 2008 were $711,303 as compared to $831,774  in the first six months of 2007, a decrease of approximately $120,471 due in large part to the decrease in marketing and promotional activity and in corporate expenses for legal and accounting and operating expenditures.

Other income (expense) was $(4,447) for the first three months of 2008 compared to $(14,483) for the first three months of 2007.

The gross margin of 33% in the first three months of 2008 was attributable to the acquisitions being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

Liquidity and Capital Resources

For the six-months ended June 30, 2008, the Company had $62,261 provided by operating activities compared to a usage of $424,995 for the six-months ended June 30, 2007. The increase in cash provided by operating activities of approximately $500,000 is most attributable to the increase in shares of stock being issued for services and the lower net loss incurred by the company in each quarter.   The Company has continued to borrow certain amounts from related parties to finance the operations brought in to the company through the acquisitions. The Company has made significant progress with respect to future funding through  unrelated third parties.  Funding is being sought which will enable the Company to market, and continue to expand operations at a quickened pace. We anticipate that going forward; we will continue to streamline administrative and professional fees to conserve cash flow. Once the recognition of increased revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2008 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Additional capital would be required to increase the pace of growth for the overall company.  It is expected in the short term through organic growth and strategically targeted acquisitions that the Company will be able to sustain a very high rate of growth however it will require additional capital.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

ITEM 1A.	RISK FACTORS

POSSIBLE “PENNY STOCK” REGULATION.

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS.

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

Reverse Stock Split

The Board approved a resolution on July 25, 2007, pursuant to the requirements of Nevada Revised Statutes, section 78.207, which proposed and approved a Reverse Stock Split on a one for ten basis so that ten shares of old Common Stock shall be converted into one share of new Class A Common Stock, par value $0.001 ..  The reverse became effective on April 28, 2008.

Retirement of Fractional Shares

Board approved a resolution to retire any fractional shares resulting from the Reverse Stock Split and holders thereof shall receive, in cash, the amount equal to one New Common Stock share on the effective date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Majority Written Consent in Lieu of an Annual Meeting of Stockholders (the "Written Consent") has been executed authorizes the following corporate action:

1. The election of five Directors for a term of one year or until their successors are duly elected and qualified;
2. The authorization of our Stock Option Plan;
3. An amendment our Articles of Incorporation to authorize 10,000,000 shares of preferred stock; and
4. An amendment to our Articles of Incorporation to effect a one for ten reverse stock split.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoftNet Technology Corporation

Date: August 14, 2008	By:	/s/ Jim Booth
Jim Booth
President