Form 10-Q
period 2008-09-30
SoftNet Technology Corp.
filed 2008-11-14
CIK 51387

Securities and Exchange Commission
 Washington, D.C.

FORM 10Q

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2008

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

33 Wood Ave., South - Suite
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

Class A 87,825,489 shares of Common Stock, $0.001 par value, as of November 14, 2008; 1,304,000 Class B $0.001 par value as of November 14, 2008.

Transitional Small Business Disclosure Format (check one)   Yes ☐   No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDESNED FINANCIAL STATEMENTS
SEPTEMBER  30, 2008 AND 2007

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited) and the quarter ended September 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2008 and DECEMBER 31, 2007

	DECEMBER 31, 2007	SEPTEMBER 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,381	$19,233
Accounts receivable	333,933	239,429
Current portion of notes receivable	36,800	-
Total Current Assets	373,114	258,662

Fixed assets, net of depreciation	77,518	41,768
Deposits	21,100	2,800
TOTAL ASSETS	$471,732	$303,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,360,658	$1,391,372
Due to related parties	246,000	246,000
Notes payable	599,980	469,681

Total Current Liabilities	2,206,638	2,107,053

Total Liabilities	2,206,638	2,107,053

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 2,920,000 shares issued and outstanding	-0-	-0-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 0 shares issued and outstanding	4,740	4,740 -
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 87,825,489 shares issued and outstanding	457,715	87,825
Common Stock, Class B, $.001 5,000,000 shares authorized	1,306	1,306
and 1,304,000 shares issued and outstanding
Warrants	618,059	618,059
Additional paid-in capital	30,448,070	31,147,626
Accumulated other comprehensive income (loss)	65,498	65,498
Deficit	(33,330,294)	(33,728,877)

Total Stockholders' Equity (Deficit)	(1,734,906)	(1,803,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$471,732	$303,230

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

OPERATING REVENUES
Revenue	$4,576,633	$6,573,009	$1,064,618	$2,104,323
COST OF SALES	3,202,925	5,127,347	752,070	1,659,438
GROSS PROFIT	1,373,708	1,445,662	312,548	444,885

OPERATING EXPENSES
Professional fees and compensation expenses	1,190,373	1,910,113	241,088	549,262
Advertising and marketing expenses	748	17,646	-	893
General and administrative expenses	494,731	346,597	117,783	268,250
Depreciation, amortization and impairment	69,720	41,869	8,500	13,369
Total Operating Expenses	1,755,572	2,316,225	367,371	831,774

LOSS BEFORE OTHER (EXPENSE)	(381,864)	(870,563)	(54,823)	(386,889)
OTHER INCOME (EXPENSE)
Write down of notes receivable		(65,000)	-	(65,000)
Loss on conversion of debt warrants
Interest expense, net	(16,720)	(275,967)	(7,325)	(14,483)
Total Other Income (Expense)	(16,720)	(340,967)	(7,325)	(79,483)
NET LOSS FROM CONTINUING OPERATIONS	(398,584)	(1,211,530)	(62,148)	(466,372)
DISCONTINUED OPERATIONS
Gain (loss) from disposal, net of income taxes	-	-	-	-
Total Discontinued Operations	-	-	-	-
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(398,584)	(1,211,530)	(62,148)	(466,372)
Provision for Income Taxes	-	-	-	(11,804)

NET LOSS APPLICABLE TO COMMON SHARES	$(398,584)	$(1,211,530)	$(62,148)	$(481,176)
NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)
From continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
From discontinued operations	$-	$-	$-	$-
From sale of subsidiary	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,940,201	356,314,645	75,570,353	385,483,647

The accompanying notes are an integral part of the consolidated condensed financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

CASH FLOW FROM OPERTING ACTIVIITES
Continuing Operations:
Net loss	$(398,584)	$(1,211,530)
Adjustments to Reconcile Net (Loss) to Net Cash (used in) operating activities:
Depreciation	25,750	23,500
Impairment of goodwill
Loss on disposal of furniture	10,000
Common stock issued for consulting services	329,667
Changes in assets and liabilities
(Increase) decrease in accounts receivable	94,504	(89,691)
Decrease in prepaid expenses	0	25,757
(Increase)decrease in deposits	18,300	(15,220)
Increase in accounts payable and accrued expenses	30,714	469,418
Total adjustments	508,935	413,764
Net cash provided by(used in) Operating Activities	110,351	(797,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	0	45,000
Proceeds from draws on line of credit		96,826
(Increase) decrease in notes receivable	36,800	75,600
Acquisition of fixed assets	0	(1,020)
Net cash provided by investing activities	36,800	216,406
CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Shares issued for services		314,909
Proceeds from convertible notes payable	-	366,667
Payments made on notes payable	(130,299)	120,156
Net cash provided by (used in) financing activities	(130,299)	561,420
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	16,852	(19,940)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	2,381	25,137
CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,233	$5,197
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$16,720	$275,967

The accompanying notes are an integral part of the consolidated condensed financial statements

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008 AND 2007

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

On February 14, 2002, International Mercantile Corporation changed its name to T & G2.  In addition, the Company changed its domicile to Nevada, which brought about a reverse 8 to 1 stock split, and a change in the par value of the stock to $0.001.

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
SEPTEMBER 30, 2008 AND 2007
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
SEPTEMBER 30, 2008 AND 2007
(CONTINUED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information . This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $748 and $17,646 for the nine months ended September 30, 2008 and 2007, respectively.

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

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ..  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the nine months ended September 30, 2008 and 2007 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

Certain amounts for the nine months ended September 30, 2007 have been reclassified to conform to the presentation of the September 30, 2008 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2008	2007

Net Loss	$ (398,584)	$ (1,211,530)

Weighted-average common shares outstanding (Basic)	63,940,201	385,483,647

Weighted-average common stock equivalents:
Stock options/Warrants	-	-
Weighted-average common shares outstanding (Diluted)	63,940,201	385,483,647

 Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
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

NOTE 3 -   ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts  of $25,000 has been established at September 30, 2008.

Customer Concentrations

As of  September 30, 2008, the Company's has two customers that accounted for approximately 25% of its accounts receivable. For the nine months ended September 30, 2008, these two customers accounted for approximately 73% of its revenues.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(CONTINUED)

NOTE 4 -   FIXED ASSETS

Fixed assets consist of the following at September 30, 2008:

Computer equipment	$75,016
Furniture and fixtures	20,397
Software	30,000
125,413
(83,645)
Total	$41,768

Depreciation expense was $25,750 and $15,000 for the nine months ended September 30, 2008 and 2007. The Company acquired $155,000 of fixed assets in the acquisition of InsPara and Perinet.

NOTE 5 -   NOTES PAYABLE – BANK

In the acquisition of PeriNet the company was to assume a line of credit agreement with Commerce Bank. The credit line has been closed and the  balance of, at acquisition of approximately  $100,000 and $96,826 at September 30, 2008 is the subject of litigation as disclosed below.

In June 2007, the Company entered into an agreement with three companies to borrow $366,667 with the ability to borrow up to$1.5 million based on certain conditions being met. The loans carry an interest rate of 8% and is due to mature and be paid in its entirely on June 26, 2008. Interest is payable on October 1, 2007 and quarterly thereafter up to the maturity date. The loans have a conversion option into the Company's common stock. The conversion price of the stock shall be the lesser of (i) the Initial Market Price of the stock at the time of the loan or (ii) Fifty-five percent (55%)  of the average of the three lowest intra-day trading prices during the twenty trading days immediately prior to the Conversion date.  In addition the Company will issue one Class A warrant and one class B warrant will be issued for each two dollars loaned to the company. The per warrant share exercise price to acquire a warrant share upon exercise of Class A warrant shall be $0.03 and the exercise price of Class B warrant shall be $0.06. Both Class A and Class B warrant shall be expire seven years after the closing date. As of September 30, 2008 $57,500 of the debt has been converted leaving a remaining balance of $239,167 outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2008 consists of advances totaling $246,000 from Jim Farinella, a former director of the company and Jim Booth CEO.

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

NOTE 8 -   STOCKHOLDERS' EQUITY (DEFICIT)

Class B Common Stock

As of September 30, 2008, there were 5,000,000 shares authorized, and 1,304,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.  Of the 5,000,000 shares authorized and issued ,as of September 30, 2008, Mr. David Facciani, a former officer and director, holds 1,304,000 shares of Class B common stock.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
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

Warrants

Effective September 30, 2007, the Company converted the $500,000 debt in exchange for 20,000,000 warrants to purchase Class A Common Stock at an exercise price of $0.035 per share. The warrants expired April 30, 2007. The value of the warrants using the Black-Scholes method is $618,059 and is reflected on the consolidated condensed balance sheet. The difference of $49,374 represents a loss on conversion of the debt to warrants and is reflected in the consolidated condensed statements of operations of the year ended December 31, 2007. The Black-Scholes assumptions utilized were as follows: expected life in years – 2 years; annualized volatility – 125%; and discount rate – 5%.

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2007		.0025
Granted during the year	9,400,00	.0025
Surrendered, forfeited or expired	500,000	-
Exercised	(500,000)	.0025

Options outstanding at September 30, 2008	9,400,000	$.0025

Exercisable options outstanding, and the related weighted average exercise price at September 30, 2008 and 2007 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at September 30, 2008 and 2007.

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

Preferred Stock

At September 30, 2008, there are 5,000,000  shares of Series A Preferred Stock, par value $.001 authorized and 2,920,000 shares issued and outstanding.

Additionally, the Company passed a board resolution to authorize 5,000,000 shares of Series B Preferred Stock, par value $.001. As of September 30, 2008, the Company has 0 shares issued and outstanding.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(CONTINUED)

Common Stock

In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class A common shares to 250,000,000 and increased it to 500,000,000 in 2004.

As of September 30, 2008, there were 500,000,000 shares authorized, and 49,815,532 shares issued and outstanding, of the Company's common stock A with a par value of $.001.

Reverse Stock Split

The Board of the Company approved a resolution on July 25, 2007, pursuant to the requirements of Nevada Revised Statutes, section 78.207, for a Reverse Stock Split on a one for ten basis so that ten shares of old Common Stock shall be converted into one share of new Class A Common Stock, par value $0.001.  The reverse stock split became effective April 28, 2008.

As of September 30, 2008, there were 5,000,000 shares authorized, and 1,304,000 shares issued and outstanding of the Company's Class B common stock with a par value of $.001.

In February 2003, the Company upon an approved board resolution increased the authorized limit of the Class B common shares to 5,000,000. Subsequent to this board resolution, the Company cancelled the outstanding 1,142,858 shares and issued the entire 5,000,000 shares to two of its officers. Of the 5,000,000 shares authorized and issued to the then officers of the Company, James Farinella and David Facciani,  As of  September 30, 2008, Mr. Farinella holds zero shares of Class B common stock, and Mr. Facciani holds 1,304,000 shares of Class B common stock.

NOTE 10 -   NOTES RECEIVABLE

Indigo entered into a loan agreement with Pearlnet LLC, an Atlanta, Georgia based limited liability company on March 1, 2005. Indigo lent Pearlnet LLC, $165,000, which is to be repaid in two annual installments of $25,000, and the remaining $115,000 in the third year. Interest is payable to Indigo at the rate of .007 percent compounded daily. As of September 30, 2008, all principal and interest have been paid in full.

NOTE 11 -   GOING CONCERN

As shown in the accompanying  consolidated condensed financial statements the Company has incurred significant recurring losses of $398,584 and $1,211,530 for the nine months ended September 30, 2008 and 2007, and has a working capital deficiency of $1,848,391 as of September 30, 2008.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's  future growth and ability to cut costs. The Company's ability to continue as a going concern is also dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

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

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(CONTINUED)

At September 30, 2008, deferred tax assets approximated the following:

Net operating loss carryforwards	$9,900,000
Less: valuation allowance	(9,900,000)
$-0-

At September 30, 2008, the Company had accumulated deficits  approximating $33,728,877 available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended September 30, 2008 and 2007 is summarized as follows:

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

The following discussion and analysis highlights the financial position and results of operations of SoftNet for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The business activities of the Company are now that of the wholly owned  Perinet Technologies and InsPara Networking Technologies, Inc.

The Company anticipates that their sources of liquidity will come from the private sale of the Company's securities to cover the funding of corporate expenses, such as legal and accounting and filing fees, as well as Sarbanes-Oxley compliance.

During the nine months ended September 30, 2007, the Company sold Solutions Technology, Inc. for $100,000, and also disposed of its German subsidiary SoftNet International, Inc. The resulting gains from disposal are included in the Company's financials for the nine months ended September 30, 2007.

Results of Operations

Nine Months Ended September 30, 2008 and September 30, 2007

Revenues for the nine months ended September 30, 2008 were $4,576,633 as compared to $6,573,009 for the nine months ended September 30, 2007. The Company's acquisitions, increased engagements in the core business and combination of operations in the past were the reasons the Company experienced fast revenue growth. The decrease in revenue for the period over prior year is attributable to Company’s decision to exit hardware sales.

Cost of sales for the nine months ended September 30, 2008 was $3,202,925 compared to $ 5,127,347 for the nine months ended September 30, 2007. The The decrease in cost of sales was mainly due to the previously announced decision to discontinue the sale of hardware and the costs associated with revenue from hardware sales.

Operating expenses for the nine months ended 2008 were $1,755,572 as compared to $2,316,225  in the first nine months of 2007, a decrease of approximately $560,653 due in large part to the decrease in marketing and promotional activity and in corporate expenses for legal and accounting and operating expenditures.

Other income (expense) was $(16,720) for the first nine months of 2008 compared to $(340,967) for the first nine months of 2007.  The decrease was due to a reduction of interest expense.

The gross margin of  30% in the first nine months of 2008 was attributable to the acquisitions being brought into the overall company.  This figure is not being compared to previous years of operations as the operations of the Company are significantly different than previous years.  Going forward these margins should remain steady and there is no reason to believe outside competitive pressure would cause a decrease.

During the period Mr. John Stopper resigned as CEO for personal reasons but will remain on the Board. In this capacity the Company will continue to benefit from his expertise and guidance. The Board appointed Mr. James Booth as interim CEO until a new search can be completed. Mr. Booth will be compensated his normal salary of $144,000 per year, and may be eligible for additional remuneration as recommended and approved by the Board of Directors. As a former CEO of the Company Mr. Booth will provide continuity at the senior management level and continue to execute upon the strategies put in place by Mr. Stopper. An additional organizational change during the period was the resignation of Mr. Kevin Holt, C.O.O. from the Company and the Board of Directors.

Results of Operations

Three Months Ended September 30, 2008 and September 30, 2007

Revenues for the three months ended September 30, 2008 were $1,064,618 as compared to $2,104,323 for the three months ended September 30, 2007. The Company's acquisitions, increased engagements in the core business and combination of operations in the past were the reasons the Company experienced fast revenue growth. The decrease in revenue for the period over prior year is attributable to Company’s decision to exit hardware sales.

Cost of sales for the three months ended September 30, 2008 was $752,070 compared to $ 1,659,438 for the three months ended September 30, 2007. The decrease in cost of sales was mainly due to the previously announced decision to discontinue the sale of hardware and the costs associated with revenue from hardware sales ..

Operating expenses for the three months ended 2008 were $367,371 as compared to $831,774  in the first three months of 2007, a decrease of approximately $464,403 due in large part to the decrease in marketing and promotional activity and in corporate expenses for legal and accounting and operating expenditures.

Other income (expense) was $(7,325) for the first three months of 2008 compared to $(14,483) for the first three months of 2007.

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

Liquidity and Capital Resources

For the nine-months ended September 30, 2008, the Company had $110,351 provided by operating activities compared to a usage of $797,766 for the nine-months ended September 30, 2007. The increase in cash provided by operating activities of approximately $900,000 is most attributable to the increase in shares of stock being issued for services and the lower net loss incurred by the company in each quarter.   The Company has continued to borrow certain amounts from related parties to finance the operations brought in to the company through the acquisitions. The Company has made significant progress with respect to future funding through  unrelated third parties.  Funding is being sought which will enable the Company to market, and continue to expand operations at a quickened pace. We anticipate that going forward; we will continue to streamline administrative and professional fees to conserve cash flow. Once the recognition of increased revenues occurs, certain expenses will increase, but only in accordance with the increase in revenues.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2008 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Additional capital would be required to increase the pace of growth for the overall company.  It is expected in the short term through organic growth and strategically targeted acquisitions that the Company will be able to sustain a very high rate of growth however it will require additional capital.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Piscopo v. SoftNet  - Pending in the Federal District Court in the Eastern District of Pennsylvania.  In this suit the former owners of PeriNet Technologies, LLC seek certain relief, including the issuance of SoftNet class A common stock, under the Merger Agreement entered into by PeriNet and the Company and reimbursement for the payment of the outstanding balance on the Commerce Bank line of credit (see above).  The Company has answered the Complaint and has asserted its contention that material misrepresentations, or omissions, were made at the time the Merger Agreement was entered into.  This action is still in it’s early stages and discovery is to be concluded early 2009.

ITEM 1A.  RISK FACTORS

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

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS

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

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE

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

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS

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

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

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

SoftNet Technology Corporation

Date: November 14, 2008	By:	/s/ Jim Booth
Jim Booth
President/Interim CEO