Form 10-K/A
period 2007-12-31
SoftNet Technology Corp.
filed 2009-01-14
CIK 51387

U.S. Securities and Exchange Commission
 Washington, DC 20549

  Form 10K/A

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended:    December 31, 2007

Commission File Number 000-07693

 SoftNet Technology Corporation
 (Exact name of  issuer as specified in its charter)

Nevada	000-07693	74-3035831
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Woodbridge Corporate Plaza
33 Wood Avenue, South
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

Yes ☒     No ☐

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007:

As of January 9, 2009, there were outstanding : 152,401,704 shares of Class A Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes ☐     No ☒

EXPLANATORY NOTE

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,”  ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

Unless otherwise noted, references in this Form 10-K to “STTC” the “Company,” “we,” “our” or “us” means Softnet Technology Corp. a Neveda corporation.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Registration Statement carefully.  Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

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

We are authorized to issue three classes of securities:
1.	500,000,000 shares of Class A common stock;
2.	5,000,000 shares of Class B common stock; and
3.
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

The Company entered into a merger agreement with PeriNet Technologies LLC (Perinet), a Pennsylvania based information technology firm, Inc. in September 2006 effective July 1, 2006. Under the merger agreement the Company acquired the assets and assumed certain liabilities of Perinet. The Company paid a total of $300,000 in cash over a period of 180 days, and issue restricted Class A  Common Stock of the Company with a maximum value of $2,100,000, $1,000,000 of which was guaranteed and the remainder vested based on quarterly revenue performance. The shares were valued based on the average share price of the stock the month preceding the vesting period. The Company in this transaction acquired $171,057 of assets and $376,098 in liabilities. Based on the initial payout of $100,000 and $1,000,000 of stock the difference of $1,305,851 was recognized as goodwill. However the entire goodwill amount of $1,305,851 was impaired in the year ended December 31, 2006.  The Perinet merger agreement provided that when any shares issued pursuant to the agreement are eligible to come off of any Rule 144 restriction ( i.e.  the one year anniversary of the issuance of the stock, the Free Trading Date”), the number of shares shall be reset so that the value of the shares on the Free Trading Date shall not be less than 75% of the value on the date of issuance. The Company will issue these additional shares to the sellers upon the completion of the 1 for 10 reverse split.

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

Larry O'Donnell, CPA, P.C.

April 10, 2008

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$2,381
Accounts receivable-Net of allowance for doubtful accounts of $25,000	333,933
Current portion of notes receivable	36,800

Total Current Assets	373,114

Fixed assets, net of depreciation	77,518
Deposits	21,100

TOTAL ASSETS	$471,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,360,658
Due to related parties	246,000
Notes payable	599,980

Total Current Liabilities	2,206,638

Total Liabilities	2,206,638

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $1.00 Par Value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Preferred Stock, Series B, $.001 Par Value; 5,000,000 shares
authorized, and 4,740,000 shares issued and outstanding	4,740
Common Stock, Class A, $.001 Par Value; 500,000,000
shares authorized, 457,715,202 shares issued and outstanding ,	457,715
Common Stock, Class B, $.001 5,000,000 shares authorized
and 3,500,000 shares issued and outstanding	1,306
Warrants	618,059
Additional paid-in capital	30,448,070
Accumulated other comprehensive income (loss)	65,498
Deficit	(33,330,294)

Total Stockholders' Equity (Deficit)	(1,734,906)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$471,732

 The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

	DECEMBER 31,
	2007	2006

OPERATING REVENUES
Revenue	$8,650,232	$6,213,304
COST OF SALES	6,602,674	4,341,703

GROSS PROFIT	2,047,557	1,871,601
OPERATING EXPENSES
Professional fees and compensation expenses	2,465,927	2,150,993
Advertising and marketing expenses	31,489	97,351
General and administrative expenses	926,209	1,735,124
Depreciation, amortization and impairment	32,000	5,684,867

Total Operating Expenses	3,455,625	9,668,335

LOSS BEFORE OTHER (EXPENSE)	(1,408,068)	(7,796,734)

OTHER INCOME (EXPENSE)
Interest Income	5,000	12,001
Interest expense	(54,973)	(51,466)
Impairment of assets-Goodwill and Note Receivable	(404,500)	-0-

Total Other Income (Expense)	(454,473)	(39,465)

NET LOSS FROM CONTINUING OPERATIONS	(1,862,541)	(7,836,199)
DISCONTINUED OPERATIONS
Gain (loss) from disposal or sale of subsidiary	69,626	513,903

Total Discontinued Operations	69,626	513,903

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,792,915)	(7,322,295)
Provision for Income Taxes	-	(11,804)
NET LOSS APPLICABLE TO COMMON SHARES	$(1,792,915)	$(7,334,099)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.004)	$(0.018)
From continuing operations	$(0.004)	$(0.019)
From discontinued operations	$0.000	$0.001
From sale of subsidiary	$0.000	$0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	403,541,536	405,175,562

 The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Collateral			Accumulated
										Other
	Preferred Stock B		Common Stock Class A		Common Stock Class B		for Note			Income
Description	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Warrants	APIC	(Loss)	Deficit	Total

Balance December 31, 2005	-	$-	339,619,692	$339,619	4,000,000	$4,000	$(900,000)	$-	23,012,160	$65,498	$(24,203,280)	(1,677,930)
Shares issued for Acquisition			63,999,998	64,000					6,412,849			6,507,277

Shares Issed for Services			20,952,656	20,953					1,347,893			1,368,846
Reclassifications of warrants								618,059				618,059
Conversion of Class B shares to Class A shares			35,000,000	35,000	(500,000)	(500)			-			(500)
Shares issued for cash	4,740,000	4,740										4,740
Net loss for the year											(7,334,100)	(7,334,100)

Balance December 31, 2006	4,740,000	$4,740	459,572,346	$459,572	3,500,000	$(3,500)	$(900,000)	$618,059	$30,772,902	$65,498	(31,537,380)	(520,109)

Shares issued for Acquisition			38,500,000	38,500					231,000			269,500
Shares cancelled as per agreement			(150,000,000)	(150,000)			900,000		(750,000)			-
Shares Issed for Services			27,142,856	27,143					274,474			301,617
Shares issued to repay debt prior year			50,000,000	50,000					(50,000)			-
Conversion of Class B shares to Class A shares			32,500,000	32,500		(2,194)			(30,306)			-
Net loss for the year											(1,792,915)	(1,792,915)

Balance December 31, 2007	4,740,000	$4,740	457,715,202	457,715	3,500,000	1,306	-	$618,059	$30,448,070	$65,498	(33,330,295)	(1,734,906)

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(1,792,915)	$(7,334,100)
Adjustments to Reconcile Net (Loss) to Net Cash
(used in) operating activities:
Depreciation and Amortization	32,000	34,631
Impairment of goodwill	339,501	5,623,822
Common stock issued for consulting services and compensation	281,264	1,073,206
Loss on conversion of debt warrants		617,559
Net cash provided received in acquisition of subsidiary	37,500	40,811
Changes in assets and liabilities
Decrease in accounts receivable	36,050	166,359
Decrease in prepaid expenses	37,380	12,515
(Increase) in deposits	220	(12,621)
Increase in bad debt reserve	25,000	-
(Decrease) in accounts payable and accrued expenses	503,577	(288,784)

Total adjustments	1,292,492	7,267,498

Net cash (used in) Operating Activities	(500,423)	(66,602)
CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
(Increase) decrease in amounts due to related parties	46,000	-
Proceeds from draws on line of credit	-	35,543
(Increase) decrease in notes receivable	65,000	38,000
Proceeds from note payable	366,667	-
Acquisition of fixed assets	-	(7,345)
Net cash provided by (used in) investing activities	477,667	66,198
CASH FLOWS FROM FINANCING ACTIVITES
Continuing Operations:
Proceeds from common stock issuances and stock subscriptions	$-	$5,000
Net payments from issuance of notes payable - other	-	-
Net cash provided by financing activities	-	5,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(22,756)	4,596

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	25,137	20,541

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,381	$25,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$18,255	$41,112

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for:
Consulting services	$275,000	$398,089
Accounts payable	$-	$60,648
Prepaid expenses	$-	$49,895

Acquisition of InsPara and Perinet Technologies:
Cash portion of purchase price paid		$100,000
Accounts receivable	$-	(378,320)
Fixed assets	-	(134,400)
Deposit	-	(6,759)
Other assets		(49,895)
Accounts payable and accrued expenses	-	438,733
Note Payable of Line of Credit		141,489
Line of credit		60,000
Goodwill	(339,501)	(5,630,037)
Common stock issued	339,501	5,500,000
Cash acquired in acquisiiton	$-	$40,811

Impairment of goodwill	$339,501	$1,345,224

The accompanying notes are an integral part of the consolidated financial statements.

SOFTNET TECHNOLOGY CORP. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004),  Share Based Payment  (SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123,  Accounting for Stock-Based Compensation  (SFAS No. 123”).  For the year ended December 31, 2007, the Company did not grant any stock options.

Non-Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18”).

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (EITF”) issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”).  Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $53,335 and $5,943 for the years ended December 31, 2006 and 2007, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2007	2006

Net Loss	$(1,727,915)	$(7,334,099)
Weighted-average common shares outstanding (Basic)	403,541,536	405,175,562

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	403,541,536	405,175,562

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements” (FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108,  Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements  (SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2,  Accounting for Registration Payment Arrangements,”  was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,  Accounting for Contingencies.”  The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1,  Definition of Settlement in FASB Interpretation No. 48   (the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),  Business Combinations,”  which replaces SFAS No. 141,    Business Combinations,”   which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 –  ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts of $25,000 has been established at December 31, 2007.

NOTE 5 –  FIXED ASSETS

Fixed assets consist of the following at December 31, 2007:

Computer equipment	$75,016
Furniture and fixtures	30,397
Software	30,000
135,413
(57,894)
Total	$77,518

Depreciation expense was $31,606 and $32,000 for the years ended December 31, 2006 and 2007.

NOTE 6 –  NOTES PAYABLE - BANK

In the acquisition of PeriNet the company acquired a line of credit agreement with a bank. The line bears interest of the floating interest rate of 1.5% per year in excess of the Wall Street Prime Rate and provides for a maximum borrowing of $100,000. The line of credit is in the process of being assigned to the company and had a balance at acquisition of $60,000 and at year end of $95,543.

NOTE 7 –  NOTES PAYABLE

As part of the PeriNet acquisition as of July 1, 2006 the company is responsible for a Promissory Note previously obtained by PeriNet. The original amount due at the time of the acquisition was $136,489. The note carries an annual interest rate of 4% and payments of $4,556.04 are paid and the end of every quarter until June 30, 2015.

NOTE 8 –  RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2007 were $200,000 and consists of the advance from Jim Farinella, a former director of the company.

The Company note payable to the related company bears no interest at December 31, 2007.

NOTE 9 –  ACQUISITIONS

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

NOTE 10 –  STOCKHOLDERS' EQUITY (DEFICIT)

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

	Options	Weighted Average Exercise Price

Options outstanding at December 31, 2004	9,400,000	$.0025
Granted during the year	0	.0025
Surrendered, forfeited or expired	0	-
Exercised	0	.0025

Options outstanding at December 31, 2005	9,400,000	.0025
Options outstanding at December 31, 2006	9,400,000	.0025
Granted during the year	500,000	.0025
Surrendered, forfeited or expired	(500,000)	.0025
Exercised

Options outstanding at December 31, 2007	9,400,000	$.0025

Exercisable options outstanding, and the related weighted average exercise price at December 31, 2007 and 2005 were 9,400,000 and 9,400,000, and $0.0025 and $.0025, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2007 and 2005.

	2007	2006

Outstanding options:
Number outstanding	$9,400,000	$9,400,000
Weighted average exercise price	.0025	.0025
Weighted average remaining contractual life in years	5.50	4.50
Exercisable options:
Number outstanding	$9,400,000	$9,400,000
Weighted average exercise price	.0025	.0025

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

NOTE 11 –  NOTES RECEIVABLE

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

NOTE 12 –  PROVISION FOR INCOME TAXES

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
$-0-

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

NOTE 13 –  COMMITMENTS

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

NOTE 14 –  CANCELLATION OF SHARES HELD FOR NOTE PAYABLE

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

NOTE 15 –  NOTES PAYABLE – BANK

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

NOTE 16 –  SALE OF DIVISION

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

NOTE 17 –  GOING CONCERN

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

Item 8A.     CONTROLS AND PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures

The  Company's  Chief  Executive  Officer  after evaluating  the  effectiveness  of  the  Company's  controls  and procedures (as defined  in the Securities Act of 1934 Rule 13a -15(e) and 15d- 15 (e) of the date of the year ended December 31, 2007  on Form 10-K (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure  controls  and  procedures were adequate and effective to ensure that material  information  relating  to  it  would  be  made  known to it by others, particularly during the period in which this yearly report on Form 10-K was being  made.

(b)     Changes  in  Internal  Controls

There were no significant changes in the Company's internal controls or in other factors  that  could  significantly affect the Company's disclosure controls and procedures  subsequent  to the Evaluation Date, nor any significant deficiencies or  material  weaknesses  in  such  disclosure controls and procedures requiring corrective  actions.

Item 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management’s assessment of the effectiveness of the  issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.      Executive Compensation

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the named executive officers”) for our last two fiscal years.  There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

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

Benefit and Compensatory Plans

On September 12, 2006, our Board of Directors authorized 5,000,000 shares of Series A preferred stock to be issued to our management, subject to the approval by the requisite vote of our stockholders and the effectiveness of the filing with the Nevada Secretary of State of the our Articles to authorize 10,000,000 shares of preferred stock and the subsequent filing of a Certificate of Designation by the Board of Directors.  A total of 4,740,000 shares of Series A preferred stock have been issued.  Ownership of the Series A shares vests only upon attainment of certain financial milestones and, once vested, cumulatively can be converted into 250,000,000 shares of restricted Class A common stock.  See Description of Capital Stock— Preferred Stock—Series A Preferred Stock.”

Stock Option/Stock Issuance Plan

An Amended and Restated 2006 Stock Option/ Stock Issuance Plan (the 2006 Plan”) was authorized by the majority shareholders.  Following is a description of the 2006 Plan.

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

Our Board of Directors will initially administer the 2006 Plan, except that the Board may, at its discretion, establish a committee comprised of two or more members of the Board or two or more other persons to administer the 2006 Plan (the Plan Administrator”).

The 2006 Plan has two separate components: the option grant program and the stock issuance program.  To date, no shares of common stock or stock options have been issued pursuant to the 2006 Plan.

Option Grant Program

Incentive stock options (those stock options that qualify under Section 422 of the Internal Revenue Code of 1986 (the Code”) may be granted to any individual who is, at the time of the grant, our employee.  Non-qualified stock options (those options that do not qualify under Section 422 of the Code) may be granted to employees and other people, including our directors and officers.

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

The stock issuance component is structured as a stock purchase transaction, with the purchase price for the shares to be paid in cash or by promissory note at the time of issuance of the shares.  The same repurchase rights summarized above for the Stock Purchase Agreement” under the option grant program will apply to the purchased shares, namely, our right to repurchase, at the original purchase price, any unvested shares held by the participant at the time of his or her termination of service.

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

Name and Address of Beneficial Owners[1]	Amount and Nature of Beneficial Ownership[2]	Percent Ownership
James Booth, Director, CEO, President, Secretary, Treasurer	31,000,000[3]	7.8%
Kevin Holt, Director, COO	87,541,089[4]	20.1%
Darren Tietsworth, Director	500,000[5]	*
Dennis Goett, Director	500,000[6]	*
Kevin W. Remley, Director	6,500,000[7]	1.8%
All executive officers and directors as a group (five persons)	126,041,089	26.7%
James M. Farinella Integrated Capital Partners, Inc. 2 North Finley Ave. Basking Ridge, NJ 07920	35,499,992[8]	9.3%
David Facciani Madison Capital Corp. 4335 Dean Martin Dr. #430 Las Vegas, NV 89103	92,301,250[9]	20.3%

___________________________
 *  Less than 1%.
[1]   C/o the Company’s address, 485 Route 1 South, Building C, Suite 350A, Iselin, New Jersey  08830, unless otherwise noted.
[2]   Consists of Class A common stock unless otherwise indicated.
[3]   Includes 500,000 options to purchase shares of Class A common stock at $0.038 per share expiring on October 30, 2016, and 600,000 shares of Series A preferred stock convertible into 30,000,000 shares of Class A common stock, subject to the approval by the requisite vote of the Company’s shareholders and the effectiveness of the filing with the Nevada Secretary of State of the Company’s articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A.
[4]   Includes 500,000 options to purchase shares of Class A common stock at $0.038 per share expiring on October 30, 2016 and 1,400,000 shares of Series A preferred stock convertible into 70,000,000 shares of Class A common stock, subject to the approval by the requisite vote of the Company’s shareholders and the effectiveness of the filing with the Nevada Secretary of State of the Company’s articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A.
[5]   Consists of 500,000 options to purchase shares of Class A common stock at $0.038 per share expiring on October 30, 2016.
[6]   Consists of 500,000 options to purchase shares of Class A common stock at $0.029 per share expiring on March 1, 2017.
[7]   Includes 1,000,000 options to purchase shares of Class A common stock at $0.017 per share expiring on May 7, 2017 and 100,000 shares of Series A preferred stock convertible into 5,000,000 shares of Class A common stock, subject to the approval by the requisite vote of the Company’s shareholders and the effectiveness of the filing with the Nevada Secretary of State of the Company’s articles to authorize 10,000,000 shares of preferred stock and the subsequent designation by the Board of Directors of 5,000,000 shares as Series A.
[8]   Includes 20,000,000 owned by Mr. Farinella directly and 15,499,992 owned by Integrated Concents Inc. and Company owned by Mr. Farinella. Included in the total is 500,000 options to purchase shares of Class A common stock at $0.029 per share expiring on March 1, 2017, and 300,000 shares of Class B common stock convertible into 15,000,000 shares of Class A common stock.
[9]   Includes 500,000 options to purchase shares of Class A common stock at $0.029 per share expiring on March 1, 2017, and 1,804,000 shares of Class B common stock convertible into 90,200,000 shares of Class A common stock.

Brio Capital, L.P.[10] 401 E. 34th Street Suite South 33C New York, NY 10016	88,535,294[11]	19.7%
Double U Master Fund, L.P.[12] Harbour Mouse Waterfront Drive Road Town, Tortola, British Virgin Islands	88,535,294[11]	19.7%
Alpha Capital Anstalt[13] Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein	118,047,059[14]	24.6%
Osher Capital Partners, LLC[15] 5 Sans Berry Lane Spring Valley, NY 10977	29,411,765[16]	7.5%

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

The  exhibits  required  to  be filed herewith by Item 601 of Regulation S-B, as described  in  the  following  index  of  exhibits,  are  incorporated herein by reference,  as  follows:

        31.1 Section 302 Certificate of Chief Executive Officer
        32.1 Section 906 Certificate of Chief Executive Officer

 _______________________
[10]   Shaye Hirsch is the President of Brio Capital LP and, in such capacity, may be deemed to have voting and dispositive power over these securities.
[11]   Includes 88,235,294 shares of Class A common stock underlying a convertible note, 150,000 Class A warrants to purchase Class A common stock at $0.03 per share and 150,000 Class B warrants to purchase Class A common stock at $0.06 for a period of five years.
[12]   Isaac Winehouse exercises the sole right to vote or dispose of the securities owned by Double U Master Fund, L.P.
[13]   Conrad Ackermann is Director of Alpha Capital Anstalt and, in such capacity, may be deemed to have voting and dispositive power over these securities.
[14]   Includes 117,647,059 shares of Class A common stock underlying a convertible note, 200,000 Class A warrants to purchase Class A common stock at $0.03 per share and 200,000 Class B warrants to purchase Class A common stock at $0.06 for a period of five years.
[15]   Mr. Yisroel Kluger has voting and dispositive control over securities held by Osher Capital Partners, LLC.
[16]   Includes 29,411,765 shares of Class A common stock underlying a convertible note, 50,000 Class A warrants to purchase Class A common stock at $0.03 per share and 50,000 Class B warrants to purchase Class A common stock at $0.06 for a period of five years.

Item 14.       Principal Accountant Fees and Services

(1)   Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year  for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-Q and services that  are  normally provided by the accountants in connection with statutory and regulatory  filings  or  engagements  for  those  fiscal  years  were  $35,500.

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

(5)   Audit  Committee's  Pre-approval  Policies

At the present time, there are not sufficient directors, officers and employees involved  with  SoftNet  to  make  any  pre-approval policies meaningful.  Once SoftNet has elected more directors and appointed directors and non-directors to the Audit  Committee it will have meetings and function in a meaningful manner.

(6)   Audit  Hours  Incurred

The  principal  accountants  spent  approximately  75 percent of the total hours incurred for the audit  were spent  on  the accounting.  The hours were about equal to the hours spent by the Company's internal accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoftNet Technology Corp.
(Registrant)

/s/ JAMES BOOTH
   James Booth
   President
   Dated: January 14, 2009